Form 10-Q
period 2001-03-31
LEARNINGSTAR CORP
filed 2001-05-15
CIK 1130950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                         Commission File Number 0-32613

                               LEARNINGSTAR CORP.
             (Exact Name of Registrant as Specified in Its Charter)


        DELAWARE                                77-0559897
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)



2 Lower Ragsdale Drive, Suite 200                    93940
         Monterey, CA                             (Zip Code)
(Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (831) 333-2000


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [_]   No  [X]


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 8,333,214 shares outstanding as of May 11, 2001.

                               LEARNINGSTAR CORP.

                               TABLE OF CONTENTS


 PART I: FINANCIAL INFORMATION...................................................................   3
  ITEM 1. FINANCIAL STATEMENTS...................................................................   3
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..  10
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................  14

 PART II: OTHER INFORMATION......................................................................  14
  ITEM 1. LEGAL PROCEEDINGS......................................................................  14
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................  14
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................  14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  14
  ITEM 5. OTHER INFORMATION......................................................................  15
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................  24

  SIGNATURE......................................................................................  25


PART I: FINANCIAL INFORMATION

     LearningStar Corp. ("LearningStar") was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood LLC, a California limited liability company ("Earlychildhood") and SmarterKids.com, Inc., a Delaware corporation ("SmarterKids.com"). As of March 31, 2001, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. Accordingly, LearningStar's financial statements are not included in this Quarterly Report on Form 10-Q.

     The combination of Earlychildhood and SmarterKids.com (the "Combination") was completed on April 30, 2001 and, in connection therewith, each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar. As a result of the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood own approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com own approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members have a controlling interest in LearningStar following the Combination, the transaction has been recorded for accounting purposes as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, pursuant to Rules 3-01 through 3-04 of Regulation S-X, Earlychildhood's unaudited consolidated financial statements are included in Item 1 herein. Given the nature of the Combination and since SmarterKids.com constitutes a significant acquisition to Earlychildhood, the corresponding financial statements of SmarterKids.com for the three months ended March 31, 2001 and 2000 are included herein in Item 5.


ITEM 1. FINANCIAL STATEMENTS

                               EARLYCHILDHOOD LLC

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                               March 31,    December 31,
                                                                                               ---------    ------------
                                                                                                  2001          2000
                                                                                               ---------    ------------
                                            ASSETS
Current assets:
    Cash and cash equivalents  ..............................................................    $   107        $   181
    Accounts receivable, net.................................................................      4,774          5,106
    Inventories  ............................................................................     24,632         16,929
    Prepaid expenses and other current assets  .............................................       1,837          2,051
                                                                                                 -------        -------
      Total current assets  .................................................................     31,350         24,267
Receivable from member  .....................................................................        139            139
Property and equipment, net  ................................................................      4,835          4,690
Other assets.................................................................................      2,044          1,975

Goodwill and other intangible assets, net....................................................      6,823          7,071
                                                                                                 -------        -------
      Total assets  .........................................................................    $45,191        $38,142
                                                                                                 =======        =======

                               LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Bank overdraft  .........................................................................    $   476        $ 1,154
    Short-term debt  ........................................................................     14,750          5,188
    Accounts payable  .......................................................................     10,354          3,555
    Accrued expenses  .......................................................................      2,779          1,860
    Income tax related liabilities  .........................................................         12            422
    Other current liabilities................................................................        431            211
                                                                                                 -------        -------
      Total current liabilities  ............................................................     28,802         12,390
Deferred income taxes  ......................................................................         46             66
Notes payable..............................................................................            -          7,250
                                                                                                 -------        -------
      Total liabilities  ....................................................................     28,848         19,706
                                                                                                 -------        -------

Members' equity ............................................................................      18,782         21,013
Deferred compensation  ......................................................................     (2,439)        (2,577)
                                                                                                 -------        -------
Total members' equity   .....................................................................     16,343         18,436
                                                                                                 -------        -------
Total liabilities and members' equity   .....................................................    $45,191        $38,142
                                                                                                 =======        =======

          See accompanying notes to consolidated financial statements.

                              EARLYCHILDHOOD LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           --------------------------------
                                                                                   2001             2000
                                                                           ---------------     ------------
Revenues..............................................................          $   13,929       $   12,503
Cost of goods sold....................................................               8,331            7,926
                                                                                ----------       ----------
Gross profit..........................................................               5,598            4,577
                                                                                ----------       ----------
Operating expenses:
    Selling, general and administrative (includes equity-based compensation of $138 for the three months ended
      March 31, 2001).................................................               7,598            6,447
    Amortization of goodwill and other intangible assets..............                 317              282
                                                                                ----------       ----------
                                                                                     7,915            6,729
                                                                                ----------       ----------
           Operating loss.............................................              (2,317)          (2,152)
                                                                                ----------       ----------
Other (income) expense:
    Interest expense..................................................                 292              317
    Interest income...................................................                  (2)             (15)
                                                                                ----------       ----------
                                                                                       290              302
                                                                                ----------       ----------
       Income (loss) before income taxes..............................              (2,607)          (2,454)
Income tax benefit....................................................                 376              513
                                                                                ----------       ----------
    Net loss..........................................................          $   (2,231)      $   (1,941)
                                                                                ==========       ==========

Pro forma income tax benefit..........................................          $     (924)      $     (864)
                                                                                ==========       ==========
Pro forma net loss....................................................          $   (1,679)      $   (1,590)
                                                                                ==========       ==========
Pro forma net loss per share - basic and diluted......................          $    (0.30)      $    (0.29)
                                                                                ==========       ==========
Shares used in pro forma per share calculation - basic and diluted....           5,605,269        5,576,067
                                                                                ==========       ==========

          See accompanying notes to consolidated financial statements.

                              EARLYCHILDHOOD LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                --------------------------
                                                                                                 2001               2000
                                                                                                -------            -------
Cash flows from operating activities:
  Net loss................................................................................      $(2,231)           $(1,941)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.........................................................          657                438
    Equity-based compensation.............................................................          138                 --
    Deferred income taxes.................................................................         (376)              (720)
    Changes in operating assets and liabilities:
          Accounts receivable.............................................................          332                434
          Inventories.....................................................................       (7,703)            (8,506)
          Prepaid expenses and other current assets.......................................          214               (902)
          Other  assets...................................................................          (90)             1,068
          Accounts payable................................................................        6,799              7,289
          Accrued expenses................................................................          919               (316)
          Income tax related liabilities..................................................         (100)              (521)
          Other current liabilities.......................................................          219                (93)
                                                                                                -------            -------
Net cash used in operating activities.....................................................       (1,222)            (3,770)
                                                                                                -------            -------

Cash flows from investing activities:
       Purchase of plant and equipment....................................................         (487)            (1,723)
       Purchase of other intangible assets................................................           --               (209)
                                                                                                -------            -------
Net cash used in investing activities.....................................................         (487)            (1,932)
                                                                                                -------            -------

Cash flows from financing activities:
       Bank overdraft.....................................................................         (678)                --
       Borrowings on line of credit.......................................................        2,313              4,000
       Principal payments on line of credit...............................................           --               (268)
       Issuance of membership interests, net of fees......................................           --              2,000
                                                                                                -------            -------
Net cash provided by financing activities.................................................        1,635              5,732
                                                                                                -------            -------
Net (decrease) in cash and cash equivalents...............................................          (74)                30
Cash and cash equivalents at beginning of period..........................................          181                151
                                                                                                -------            -------
Cash and cash equivalents at end of period................................................      $   107            $   181
                                                                                                =======            =======

Supplemental disclosures of cash flow information:
Cash payments during the period:
       Cash paid for interest.............................................................          292                318
       Cash paid for taxes................................................................          414                521

          See accompanying notes to consolidated financial statements.

                              EARLYCHILDHOOD LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

1. Basis of Presentation

LearningStar Corp. ("LearningStar") was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood LLC, a California limited liability company ("Earlychildhood") and SmarterKids.com, Inc., a Delaware corporation ("SmarterKids.com"). As of March 31, 2001, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The combination of Earlychildhood and SmarterKids.com (the "Combination") was completed on April 30, 2001 and each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar. As a result of the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood own approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com own approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members have a controlling interest in LearningStar following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, pursuant to Rules 3-01 through 3-04 of Regulation S-X, Earlychildhood's financial statements are included in Item 1 herein. A further discussion of the Combination and condensed pro forma financial information is included in Note 2.

Earlychildhood, together with its wholly-owned subsidiary, Educational Products, Inc. ("EPI"), is a fully integrated, multi-channel supplier of educational products, services and information to schools, educational professionals and parents serving the early childhood and elementary school communities.

The interim financial statements as of and for the three months ended March 31, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheets and the statements of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2001 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements of Earlychildhood, and accompanying notes, included in Post-Effective Amendment No. 2 to LearningStar's Registration Statement on Form S-4 as filed with the SEC on April 27, 2001.

Shipping and Handling Costs

Shipping and handling revenues and shipping costs are included in revenues and cost of goods sold, respectively. Handling costs of $1,474 and $1,049 for the three months ended March 31, 2001 and 2000, respectively, are included in selling general and administrative expenses.

Reclassifications

Certain reclassifications, not affecting net loss, have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

Income Taxes

Earlychildhood has elected to be taxed as a limited liability company (LLC) for federal and state income tax purposes. As an LLC, Earlychildhood's income and deductions are reported by its members who are taxed on such income or loss. EPI, a wholly-owned subsidiary of Earlychildhood, is a C corporation and therefore is subject to federal and state income taxes.

LearningStar will be taxed as a C corporation. Accordingly, Earlychildhood's consolidated statement of operations for the three months ended March 31, 2001 and 2000 reflect pro forma income taxes as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes during those periods.

                              EARLYCHILDHOOD LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in July 1999, and which delayed the adoption date for SFAS No. 133 until annual periods beginning after June 15, 2000. SFAS No. 133 established standards for recognition and measurement of derivatives and hedging activities. Earlychildhood adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of Earlychildhood.

2. Business Combination and Pro Forma Information

On November 14, 2000, Earlychildhood entered into an agreement (as amended, the "Combination Agreement") to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of LearningStar. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests and holders of options and warrants to purchase SmarterKids.com common stock to have their options and warrants exchanged for or converted into, as the case may be, options or warrants, as applicable, to purchase common stock of LearningStar. After the exchange, Earlychildhood's members and option holders would own approximately two-thirds of LearningStar's shares on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table sets forth LearningStar common shares and options and warrants to purchase common shares which were issued upon completion of the Combination:


                                                Common       Options and
                                                Shares         Warrants
                                                ------       -----------
Issued in exchange for:
   Membership interests in Earlychildhood      5,605,269
   Shares of  SmarterKids.com                  2,725,776
   Options of Earlychildhood                                    193,304
   Options and warrants of SmarterKids.com                      490,550
                                               ---------       --------
                                               8,331,045        683,854
                                               =========       ========

The Combination will be accounted for as a purchase of SmarterKids.com by Earlychildhood. The estimated purchase price of $48,100 is based on the estimated fair value, determined around the time of announcing the Combination, of LearningStar common shares, options and warrants issued in exchange for SmarterKids.com common shares, options and warrants plus estimated transaction costs.

                              EARLYCHILDHOOD LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

The pro forma financial information in the following table illustrates the combined results of Earlychildhood's operations and the operations of SmarterKids.com for the three months ended March 31, 2001 and 2000, as if the acquisition of SmarterKids.com had occurred as of the beginning of each period presented. The pro forma financial information reflects the combination of Earlychildhood's and SmarterKids.com's results as adjusted primarily for amortization of goodwill and intangible assets resulting from the business combination. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had Earlychildhood and SmarterKids.com constituted a single entity as of January 1, 2001 or 2000. The pro forma information also is not necessarily indicative of the future results of operations of the combined company.

                                                                         Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                        2001          2000
                                                                     ------------  ------------
Net sales........................................................     $   15,800     $   13,972
Operating loss...................................................     $   11,125     $   12,374
Pro forma net loss...............................................     $   12,196     $   11,848
Pro forma basic and diluted net loss per share...................     $    (1.49)    $    (1.46)
Shares used in pro forma basic and diluted net loss
   per share calculation.........................................      8,203,000      8,115,000

3. Unaudited Pro Forma Basic and Diluted Net Loss per Share

The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three months ended March 31, 2001 and 2000 reflects the impact of the conversion of all Earlychildhood membership interests into common shares of LearningStar in conjunction with the Combination as of the beginning of each period or date of issuance, if later. Common equivalent shares of 20,233 have not been included in the computation of diluted net loss per share for the three months ended March 31, 2001 as the effect is anti-dilutive. Common equivalent shares consist of membership interests issuable upon the exercise of options granted in September 2000.

Historical basic and diluted net loss per share have not been presented because they are irrelevant due to the significant change in LearningStar's capital structure and resultant basic and diluted net loss per share that will result upon conversion of all Earlychildhood membership interests into common shares of LearningStar.

The following table sets forth the computation of pro forma basic and diluted net loss per share for the three months ended March 31, 2001 and 2000.

                                                                               Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                                 2001            2000

Pro forma net loss....................................................       $    (1,679)   $    (1,590)

Weighted average shares outstanding assuming conversion of
  membership interests to LearningStar common stock:
        Class A membership interests                                           2,942,242      2,942,242
        Class B membership interests                                           2,621,124      2,621,124
        Class C membership interests                                              41,903         12,701
                                                                             -----------    -----------

Shares used in pro forma per share calculation - basic and
   diluted                                                                     5,605,269      5,576,067
                                                                             ===========    ===========

Pro forma net loss per share - basic and diluted                             $     (0.30)   $     (0.29)
                                                                             ===========    ===========

                              EARLYCHILDHOOD LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)



4. Segment Information

Earlychildhood presently operates in two segments, Discount School Supply
(DSS) and EPI. DSS includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood. DSS supplies educational products and information through multiple channels to early childhood professionals and parents. EPI sells school supplies to elementary schools, teachers and other educational organizations.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales. Earlychildhood's profit measure of EBITDA represents net income adding back depreciation and amortization, interest and income taxes. Information regarding DSS and EPI is as follows (in thousands):


                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       2001         2000
                                                   ----------    -----------
Revenues:
 DSS.........................................       $11,945       $10,380
 EPI.........................................         1,984         2,123
                                                    ---------------------
 Total.......................................        13,929        12,503
                                                    =======       =======
EBITDA:
 DSS.........................................       $  (675)      $  (772)
 EPI.........................................          (984)         (941)
                                                    ---------------------
 Total.......................................       $(1,659)      $(1,713)
                                                    =======       =======

DSS performs limited administrative activities, including certain accounting and information system functions on behalf of EPI. DSS charges EPI based on estimates of its actual costs for such activities. Intersegment charges amounted to $27,000 and $37,000 for the three months ended March 31, 2001 and 2000, respectively.

5. Subsequent Event


In April 2001, LearningStar entered into a secured credit facility with GMAC Business Credit, LLC ("GMAC"). At the same time, Earlychildhood repaid its obligations aggregating $16,389 under its existing credit facility with BNP Paribas (the "Paribas Credit Facility") and the Paribas Credit Facility was terminated. Accordingly, borrowings under the Paribas Credit Facility are reflected as current obligations as of March 31, 2001.

LearningStar's credit facility with GMAC includes a $25,000 line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% and a minimum excess availability requirement of $4,000 at all times. The facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18,000 minus the eligible portion of EPI's inventory. The credit line also requires certain financial covenants and restrictions on capital expenditures during the term of the facility. As of May 1, 2001, LearningStar had borrowings of $5,000 and available borrowing capacity of $4,000 under the new credit facility with GMAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. LearningStar makes these forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described in the risk factors attached hereto as Exhibit 99.1 and incorporated herein by reference. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this
Item 2, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the Combination of the businesses of Earlychildhood and SmarterKids.com. As of March 31, 2001, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar. As a result of the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood own approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com own approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members have a controlling interest in LearningStar following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, Earlychildhood's results of operations and financial condition are discussed below. A further discussion of the Combination is included under "Combination with SmarterKids.com" below.

Earlychildhood is a fully-integrated, multi-channel supplier of educational products, services and information to schools, educational professionals and parents serving the early childhood and elementary school communities. Through a predecessor entity, Earlychildhood began operations in 1985. Earlychildhood manufactures, imports and sells company-developed products as part of its diverse mix of school supplies and educational toys, while also distributing and selling a carefully selected range of third-party brands such as Crayola(R), Lego(R) and Elmer's(R). Earlychildhood utilizes multiple sales, marketing and distribution channels, including:

  .  its catalogs issued under its tradename, Discount School Supply, or DSS;

  . sales programs conducted through its wholly-owned subsidiary, Educational Products, Inc., or EPI;

  .  the Earlychildhood website; and

  . Earlychildhood NEWS, a professional content resource published in print and online.

All of the foregoing are supported by a national sales force which, as of March 31, 2001, numbered 85 people.

Earlychildhood presently operates in two segments: Discount School Supply, or DSS, and EPI. DSS includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood. DSS supplies educational products and information through multiple channels to early childhood professionals and parents. EPI sells school supplies to elementary schools, teachers and other educational organizations. LearningStar is in the process of reviewing its organizational reporting and, as such, operating segments may be subject to change in the future.

Combination with SmarterKids.com


On November 14, 2000, Earlychildhood entered into an agreement (as amended, the "Combination Agreement") to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of LearningStar. In addition, the agreement provided for holders of options to purchase Earlychildhood membership interests and holders of options and warrants to purchase SmarterKids.com common stock to have their options and warrants exchanged for or converted into, as the case may be, options or warrants, as applicable, to purchase common stock of LearningStar. After the exchange, Earlychildhood's members and option holders would own approximately two-thirds of LearningStar's shares on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table reflects LearningStar common shares and options and warrants to purchase common shares which were issued upon completion of the Combination:


                                                          Common        Options and
                                                          Shares          Warrants
                                                          ------        -----------
          Issued in exchange for:
             Membership interests in Earlychildhood      5,605,269
             Shares of  SmarterKids.com                  2,725,776
             Options of Earlychildhood                                     193,304
             Options and warrants
                   of SmarterKids.com                                      490,550
                                                         ---------        --------
                                                         8,331,045         683,854
                                                         =========        ========

The Combination will be accounted for as a purchase of SmarterKids.com by Earlychildhood. The estimated purchase price of $48.1 million is based on the estimated fair value, determined around the time of announcing the Combination, of LearningStar common shares, options and warrants issued in exchange for SmarterKids.com common shares, options and warrants plus estimated transaction costs.

Results of Operations

Revenues. Revenues were $13.9 million and $12.5 million for the three months
---------
ended March 31, 2001 and 2000, respectively. The increase in revenue from 2000 to 2001 of $1.4 million, or 11.2%, was attributable to increases at DSS of $1.6 million and a decrease in EPI's revenue of $100,000. DSS's contribution to increased revenue is attributable to increases in its customer base and the number of pages per catalog, catalogs sent and products offered.

Gross Profit. Gross profit was $5.6 million and $4.6 million for the three
-------------
months ended March 31, 2001 and 2000, respectively. Gross profit as a percentage of sales increased from 36.6% to 40.2%. The increase in gross profit percentage was primarily attributable to increased margins at DSS resulting from pricing strategy, greater efficiencies in paint manufacturing and economies of scale associated with purchasing inventory.

Selling, General and Administrative Expenses. Selling, general and
---------------------------------------------
administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs and depreciation of property and equipment.

Selling, general and administrative expenses were $7.6 million and $6.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase in selling, general and administrative expense was partially attributable to the addition of a new warehouse facility in Salinas, California as well as the expansion of Earlychildhood's Harrisburg, Pennsylvania facility. The remaining costs were related to investment in DSS's marketing and infrastructure, including personnel, catalog production and fulfillment capacity.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill
-----------------------------------------------------
and other intangible assets was comparable for the three months ended
March 31, 2001 and 2000.

Interest Expense. Interest expense was $292,000 and $318,000 in the three months
-----------------
ended March 31, 2001 and 2000, respectively. The decrease in interest expense is primarily related to more favorable LIBOR rates with respect to the interest rate charged per the Paribas Credit Facility.

Income Tax Benefit. As a limited liability company, Earlychildhood is not
-------------------
subject to income taxes; however, its wholly-owned subsidiary, EPI, is a C corporation, and is therefore subject to federal and state income taxes. Income tax benefit was $376,000 and $513,000 for the three months ended March 31, 2001 and 2000, respectively. The effective income tax rates were 14% and 21% for March 31, 2001 and 2000, respectively. The effective rates were lower than statutory rates primarily due to the impact of losses relating to DSS's operations for which no tax benefit is derived due to Earlychildhood's LLC status.

Liquidity and Capital Resources

Historically, Earlychildhood's primary cash needs have been for working capital, capital expenditures and acquisitions to fund its growth. The primary sources of liquidity have been the Paribas Credit Facility and capital contributions from its members. As of March 31, 2001, Earlychildhood had net working capital of $2.5 million. Capitalization consisted of limited liability company membership interests of $16.3 million.

As a result of the Combination, LearningStar received access to approximately $23 million of SmarterKids.com pre-combination cash balance and short-term investments. In addition, in April 2001, LearningStar entered into a secured credit facility with GMAC Business Credit, LLC (the "GMAC Facility"). At the same time, Earlychildhood repaid its obligations aggregating $16,389,000 under the Paribas Credit Facility and the facility was terminated. Accordingly, borrowings under the Paribas Credit Facility are reflected as a current obligation as of March 31, 2001.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, and interest rate of LIBOR plus 3.0% and a minimum excess availability requirement of $4.0 million at all times. The facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable; plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI's inventory. The credit line also requires certain financial covenants and restrictions on capital expenditures during the term of the facility. As of May 1, 2001, LearningStar had borrowings of $5 million and available borrowing capacity of $4 million under the GMAC Facility.

Management anticipates that operating cash requirements for LearningStar will be higher in the near future than historical cash requirements at Earlychildhood due to the costs associated with integrating Earlychildhood and

SmarterKids.com. However, it is anticipated that the operating cash flows relating to the SmarterKids.com component of LearningStar will be significantly lower than SmarterKids.com's historical operating cash outflows.

Management believes that available cash on hand subsequent to the combination and availability under the GMAC revolving credit facility will provide adequate funds for LearningStar's foreseeable working capital needs and planned capital expenditures.

During the three months ended March 31, 2001, Earlychildhood's operating activities used $1.2 million in cash. The use of cash was primarily related to operating losses and increases in inventories, offset in part by increases in accounts payable. Earlychildhood generated $1.6 million in cash from financing activities. The cash generated from financing activities was primarily related to borrowings on the line of credit.

During the three months ended March 31, 2001, Earlychildhood's investing activities used $487,000 in cash; primarily related to purchases of plant and equipment.

Earlychildhood's ability to fund its operations, make scheduled debt payments and planned capital expenditures and to remain in compliance with its financial covenants under its credit facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Seasonality

Earlychildhood's seasonal sales trends coincide with the start of each school year. Accordingly, the majority of revenues are generated in the second and third calendar quarter, with a particular emphasis on the third quarter which generally represents 40% to 50% of Earlychildhood's annual sales. Earlychildhood's working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands.

Inflation

Inflation has and is expected to have only a minor effect on Earlychildhood's results of operations and sources of liquidity.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in July 1999, and which delayed the adoption date for SFAS No. 133 until annual periods beginning after June 15, 2000. SFAS No. 133 established standards for recognition and measurement of derivatives and hedging activities. Earlychildhood adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the financial position or operations of Earlychildhood.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. LearningStar does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

LearningStar's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. LearningStar's borrowings are primarily dependent upon LIBOR rates. In April 2001, LearningStar entered into the GMAC Facility with initial outstanding borrowings of $5 million as of May 1, 2001. The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value.

Credit Risk

Financial instruments which potentially subject LearningStar to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and the revolving line of credit. LearningStar has no customer comprising greater than 10% of its revenues. However, receivables arising from the normal course of business are not collateralized and management continually monitors the payment of its accounts receivable and the financial condition of its customers to reduce the risk of loss. LearningStar does not believe that its cash and cash equivalents are subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Foreign Currency Risk

LearningStar purchases some of its products from foreign vendors. Accordingly, LearningStar's prices of imported products are subject to variability based on foreign exchange rates. However, LearningStar's purchase orders are denominated in U.S. dollars and LearningStar does not enter into long-term purchase commitments.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In a demand letter dated July 13, 1999, Showboard, Inc. claimed that one of EPI's products infringed on Showboard's single and double-wall display board patents (U.S. Patent Nos. 4,794,712, 5,293,705, and 5,911,522). The EPI
product at issue was EPI's single-wall display boards, which are used primarily for the display of science projects. By letter dated March 6, 2000, counsel to Earlychildhood responded that Earlychildhood did not believe that these patents were infringed because EPI's display boards are not substantially similar to those of Showboard. No response has been received from Showboard. No complaint has been filed, nor is any litigation pending over this issue.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

      (a) Financial Statements of SmarterKids.com, Inc.

As a result of the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood own approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com own approximately one-third of the capital stock of LearningStar. As the former Earylchildhood members have a controlling interest in LearningStar following the Combination, the transaction has been recorded for accounting purposes as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, pursuant to Rules 3-01 and 3-04 of Regulation S-X, Earlychildhood's financial statements are included in Item 1 herein. Given the nature of the Combination and since SmarterKids.com constitutes a significant acquisition to Earlychildhood, the corresponding financial statements of SmarterKids.com for the three months ended March 31, 2001 and 2000 are included below.


                             SMARTERKIDS.COM, INC.
                                 BALANCE SHEET
                                 -------------
                       (in thousands, except share data)
                                  (Unaudited)


                                                                                               March 31,   December 31,
                                                                                               ---------   ------------
                                                                                                  2001          2000
                                                                                                  ----          ----
                                          ASSETS
Current assets:
    Cash and cash equivalents..............................................................    $ 24,011     $ 17,557
    Short-term investments.................................................................       1,083       13,831
    Accounts receivable, net of allowance for doubtful accounts of $0 and $9 at
      March 31, 2001 and December 31, 2000, respectively...................................          79          232
    Inventories............................................................................         462        2,080
    Other current assets...................................................................       1,845        1,844
                                                                                               --------     --------
          Total current assets.............................................................      27,480       35,544
Property and equipment, net................................................................       4,981        5,296
Other assets...............................................................................       1,468        1,546
Intangible assets, net.....................................................................         187          274
Restricted cash............................................................................       1,028        1,028
                                                                                               --------     --------
          Total assets.....................................................................    $ 35,144     $ 43,688
                                                                                               ========     ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt and capital lease obligations........................    $    518     $    525
    Accounts payable.......................................................................       2,674        5,089
    Accrued expenses.......................................................................       6,371        4,418
    Deferred revenue.......................................................................         176          188
    Other current liabilities..............................................................           -           30
                                                                                               --------     --------
          Total current liabilities........................................................       9,739       10,250
Long term debt and capital lease obligations, net of current portion.......................         547          685
                                                                                               --------     --------
          Total liabilities................................................................      10,286       10,935
                                                                                               --------     --------

Commitments and contingencies (Note 4)                                                                -            -

Stockholders' equity:
    Common stock, $0.01 par value; 90,000,000 shares authorized; 20,832,711 and 20,668,849 shares issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively.......................................................         208          207
    Additional paid-in capital.............................................................     111,488      111,809
    Deferred stock compensation............................................................      (2,467)      (3,399)
    Accumulated deficit....................................................................     (84,371)     (75,864)
                                                                                               --------     --------
         Total stockholders' equity........................................................      24,858       32,753
                                                                                               --------     --------
         Total liabilities and stockholders' equity........................................    $ 35,144     $ 43,688
                                                                                               ========     ========

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                            STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                           For the
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                     2001            2000
                                                                                     ----            ----
Net revenues..................................................................     $ 1,871          $ 1,469
Cost of revenues..............................................................       1,875            1,101
                                                                                   -------          -------
Gross profit (loss)...........................................................          (4)             368
                                                                                   -------          -------
Operating expenses:
    Marketing and sales (including stock compensation of $204 and $309 for
     the three months ended March 31, 2001 and 2000, respectively)............       3,772            7,609
    Development (including stock compensation of $49 and $(281) for the three
     months ended March 31, 2001 and 2000, respectively)......................         823              662
    General and administrative (including stock compensation of $316 and $150
     for the three months ended March 31, 2001 and 2000, respectively)........         812            1,056
    Restructuring costs.......................................................       2,315                -
                                                                                   -------          -------
          Total operating expenses............................................       7,722            9,327
                                                                                   -------          -------
Loss from operations..........................................................      (7,726)          (8,959)
Interest and other income (expense), net......................................       (781)             828
                                                                                   -------          -------
Net loss attributable to common stockholders..................................     $(8,507)         $(8,131)
                                                                                   =======          =======
Basic and diluted net loss per common share...................................     $ (0.41)         $ (0.40)
Weighted average shares outstanding-basic and diluted.........................      20,785           20,308


  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                                        For the
                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                               ----------------------------
                                                                                                  2001               2000
                                                                                               ---------           --------
Cash flows from operating activities:
  Net loss  ..............................................................................      $(8,507)          $ (8,131)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization  .......................................................          672                365
    Stock compensation expense  ..........................................................          569                178
    Changes in assets and liabilities:
       Accounts receivable  ..............................................................          153                 92
       Inventories  ......................................................................        1,618              1,665
       Other current assets  .............................................................           (1)              (324)
       Other long-term assets  ...........................................................           78                 --
       Accounts payable  .................................................................       (2,415)            (7,397)
       Accrued expenses  .................................................................        1,953             (2,571)
       Deferred revenue...................................................................          (12)               (31)

       Other current liabilities..........................................................          (30)               (15)
                                                                                                -------           --------
Net cash used in operating activities  ...................................................       (5,922)           (16,169)
                                                                                                -------           --------

Cash flows from investing activities:
       Purchase of short-term investments  ...............................................           --            (21,702)
       Purchases of property and equipment  ..............................................         (270)            (1,742)
       Sale of short-term investments  ...................................................       12,748                 --
                                                                                                -------           --------
Net cash provided by (used in) investing activities  .....................................       12,478            (23,444)
                                                                                                -------           --------

Cash flows from financing activities:
       Proceeds from long-term borrowings.................................................           --              1,267
       Repayments of long-term borrowings.................................................         (145)              (100)
       Proceeds from exercise of common stock options  ...................................           18                 13
       Proceeds from the purchase of common stock under the Employee Stock
       Purchase Plan......................................................................           25                 --
       Increase from estimated IPO costs..................................................           --               (204)
                                                                                                -------           --------
Net cash provided by (used in) financing activities  .....................................         (102)               976
                                                                                                -------           --------

Net increase (decrease) in cash and cash equivalents  ....................................        6,454            (38,637)
Cash and cash equivalents at beginning of period  ........................................       17,557             55,621
                                                                                                -------           --------
Cash and cash equivalents at end of period  ..............................................      $24,011           $ 16,984
                                                                                                =======           ========

   The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

1.   Basis of Presentation:

    The interim financial statements as of and for the three months ended March 31, 2001 and 2000 have been prepared by SmarterKids.com, Inc. ("SmarterKids.com") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheet and the statements of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2001 and 2000 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in SmarterKids.com's Annual Report on Form 10-K for the year ended December 31, 2000.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the period end, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketing and Sales Expenses

     Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs, including service fees to J.L. Hammett Co. in 2000, commissions to online marketing companies and expenses for personnel engaged in marketing and merchandising. Fulfillment costs represent costs incurred in operating and staffing the distribution center and the customer service department, picking and packing customers' orders for shipment, responding to inquires from customers, credit card fees, as well as fees paid to J.L. Hammett Co., a fulfillment partner during the first six months of 2000. As of July 1, 2000, SmarterKids.com discontinued using J.L. Hammett Co. as a third party fulfillment partner due to the opening of its own distribution facility. Fulfillment costs were $1,085,000 and $1,068,000 for the quarters ended March 31, 2001 and 2000, respectively. Advertising costs are charged to operations as incurred. Advertising expenses were $540,000 and $3,849,000 for the quarters ended March 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in June 2000. SmarterKids.com adopted SFAS No. 133 in the first quarter of 2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Adoption of SFAS No. 133 did not have a significant impact on SmarterKids.com's financial condition, results of operations, or business practices.

                             SMARTERKIDS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                   ------------------------------------------
                                  (Unaudited)


2.  Property and Equipment:

     Property and equipment consist of the following (in thousands):

                                                                   March 31,   December 31,
                                                                   ---------   -----------
                                                                     2001         2000
                                                                   ---------   -----------
        Software  ............................................        $1,951       $1,868
        Furniture and fixtures  ..............................           234          232
        Computer and office equipment  .......................         4,251        4,066
        Leasehold improvements  ..............................         1,275        1,275
                                                                      ------       ------
                                                                       7,711        7,441
        Less--Accumulated depreciation and amortization  .....         2,730        2,145
                                                                      ------       ------
                                                                      $4,981       $5,296
                                                                      ======       ======


3.  Restructuring Charges

     During the fourth quarter of 2000, SmarterKids.com approved and implemented a restructuring program in order to reduce operating expenses in its business. The restructuring plan is expected to be completed by June 2001. The program included a net reduction of 60% of SmarterKids.com's workforce. Accordingly, during the fourth quarter of 2000, SmarterKids.com recorded a charge of $1.3 million related to employee termination benefits. During the first quarter of 2001, SmarterKids.com amended its plan to further include the closing of its warehouse facility in Mansfield, Massachusetts and the transfer of its fulfillment operations to Earlychildhood. Accordingly, SmarterKids.com recorded an additional charge of $2.3 million, reflecting lease termination costs and a write-off of abandoned fixed assets, net of expected sale proceeds. As of March 31, 2001, $540,000 has been paid out and $3.1 million remains accrued.

Commitments and Contingencies:

4.  Restricted Time Deposit

     In connection with a facility lease entered into in 1999, SmarterKids.com is required to maintain, on behalf of the landlord, a certificate of deposit in the amount of $500,000, which is restricted as to its use. In connection with the warehouse facility lease entered into in the second quarter of 2000, SmarterKids.com was required to maintain, on behalf of the landlord, $500,000 in an interest-bearing account, which was restricted as to its use. The warehouse facility lease was terminated as of April 30, 2001 in connection with the restructuring plan SmarterKids.com adopted in the first quarter of 2001 (Note
3).

5.  Subsequent events

     In November 2000, SmarterKids.com entered into a Contribution Agreement and Plan of Reorganization and Merger with Earlychildhood, LearningStar and S-E Educational Merger Corp. This contribution agreement provides for the combination of SmarterKids.com with Earlychildhood. The shareholders of SmarterKids.com approved the Contribution Agreement on April 9, 2001 at the Special Meeting of SmarterKids.com Shareholders. Pursuant to this Contribution Agreement, the combination of SmarterKids.com and Earlychildhood was effected on April 30, 2001 by (1) the merger of S-E Educational Merger Corp. with and into SmarterKids.com such that SmarterKids.com became a wholly-owned subsidiary of LearningStar, and (2) the contribution of all the outstanding membership interests in Earlychildhood to LearningStar, such that Earlychildhood became a wholly-owned subsidiary of LearningStar.

   (b) SmarterKids.com Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to SmarterKids.com's Annual Report on Form 10-K for the year ending December 31, 2000.

The following discussion contains forward-looking statements which involve risks and uncertainties. LearningStar makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below under "Certain Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

SmarterKids.com is an online, educational store dedicated to helping parents help their children learn, develop, and grow. The site offers what management believes to be one of the Internet's most personalized shopping experiences, linking teacher-reviewed toys, games, books, software, and hands-on activities through SmarterKids.com's patent-pending evaluation and recommendation process. SmarterKids.com serves as a resource for parents, offering specialty centers, the Grade Expectations! guide to education standards and thousands of educational products, including both well-known brands and hard-to-find quality offerings, for children aged infant through 12.

Results of Operations

  Revenues. Revenues in 2001 and 2000 consisted of online sales of third-party educational products and charges to customers for shipping. Also included in revenues are online sales of SmarterKids.com's proprietary CD-ROM products, which are offered on a limited basis. In the quarters ended March 31, 2001 and 2000, SmarterKids.com derived approximately 2% of its revenues from outside of the United States. Revenues are recognized when the products are received by customers and are net of promotional discounts, coupons and return allowances, which are determined by historical trends of actual returns.

  Revenues were $1.9 million and $1.5 million in the quarters ended March 31, 2001 and 2000, respectively. The increase in revenue in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 resulted from increased purchases from repeat customers and increased promotional efforts. SmarterKids.com began a liquidation strategy of its year-end inventory, which included several promotional events, in connection with introducing a new product mix in the second quarter of 2001, and transferring fulfillment services to Earlychildhood in March 2001.

  Cost of revenues. Cost of revenues consists primarily of the cost of products sold to customers and the cost of shipping products to SmarterKids.com's customers. SmarterKids.com anticipates that its gross margins will fluctuate from quarter to quarter depending on consumer preferences for its mix of products. The cost of revenues was $1.9 million and $1.1 million in the quarters ended March 31, 2001 and 2000, respectively. The increase in cost of revenues in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 was principally attributable to an inventory liquidation strategy related to introducing a new product mix in the second quarter 2001 and transferring fulfillment services to Earlychildhood in March 2001. The decrease in gross margin to negative 0.21% in the quarter ended 2001 from 25% in the quarter ended 2000 was a direct result of a liquidation strategy where SmarterKids.com held several promotional events with lowered retail prices in order to reduce the inventory on hand in connection with the outsourcing of SmarterKids.com's fulfillment services and the introduction of a new product mix in the second quarter of 2001.

  Marketing and sales. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs, commissions to online marketing companies expenses for personnel engaged in marketing, merchandising activities and stock compensation expense. Fulfillment costs represent costs incurred in operating and staffing the distribution center and the customer service department, picking and packing customers' orders for shipment, responding to inquires from customers, credit card fees, as well as fees paid to J.L. Hammett Co., a fulfillment partner during the first six months of 2000. As of July 1, 2000, SmarterKids.com discontinued using J.L. Hammett Co. as a third party fulfillment partner due to the opening of its own distribution facility. As of March 31, 2001, SmarterKids.com transferred its fulfillment to Earlychildhood in connection with the Combination.

  Marketing and sales expenses were $3.8 million and $7.6 million in the quarters ended March 31, 2001 and 2000, respectively. Included in marketing and sales expenses were stock compensation expenses of $204,000 and $309,000 for the quarter ended March 31, 2001 and 2000, respectively. The decrease in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 was primarily attributable to decreased advertising and promotional activities and a reduction of headcount related to SmarterKids.com restructuring plan adopted in the fourth quarter of 2000. Fulfillment costs included in marketing and sales expense were $1.1 million in each of the quarters ended March 31, 2001 and 2000.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. SmarterKids.com classifies shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, including fulfillment costs, the EITF determined that the classification and amount of such costs is an accounting policy decision that should be disclosed. SmarterKids.com classifies fulfillment costs as marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and travel expenses for personnel engaged in distribution activities, third party fulfillment fees, credit card fees and the costs of customer support. These costs represent facility costs necessary for warehousing inventory, as well as costs incurred to pick and pack a customer order and the related packaging supplies.

  Development. Development expenses consist primarily of payroll and related costs for personnel performing website design, development, maintenance and testing. Development expenses were $823,000 and $662,000 in the quarters ended March 31, 2001 and 2000, respectively. Included in development costs were stock compensation expenses (credits) of $49,000 and ($281,000) for the quarters ended March 31, 2001 and 2000, respectively. The decrease in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 was attributable primarily to reduced overhead allocations.

  General and administrative. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. General and administrative expenses were $812,000 and $1,056,000 in the quarters ended March 31, 2001 and 2000, respectively. Included in general and administrative expenses were stock compensation expenses of $316,000 and $150,000. The decrease in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 was attributable primarily to reductions in headcount related to SmarterKids.com's restructuring plan adopted in the fourth quarter of 2000.

  Stock compensation. With respect to stock options granted to employees, SmarterKids.com recorded non-cash stock compensation expense of $569,000 and $178,000 in the quarters ended March 31, 2001 and 2000, respectively, related to amortization of deferred stock compensation for options and warrants granted to employees and non-employees and, with respect to first quarter 2001 the acceleration of vesting on certain employee options. For non-employee grants, the compensation charge reflects the fair value of the options and warrants on the initial measurement date (typically the date of grant for those exercisable immediately or with fixed vesting periods, or the date when vesting becomes fixed for those with variable vesting periods), as well as subsequent re-measurements of such fair value until the options and warrants vest. Accordingly, SmarterKids.com cannot currently estimate additional charges related to future re-measurement of unvested non-employee options and warrants.

  On September 7, 2000, SmarterKids.com completed a direct repricing of certain employee stock option grants. As part of the repricing, SmarterKids.com reduced the exercise price of all outstanding options with exercise prices of greater than $1.50 per share. The new exercise price of these repriced options was reset to $1.50 per share, which was equal to the market value of the common stock on September 7, 2000. Options to purchase 2,325,574 shares of SmarterKids.com common stock were repriced. SmarterKids.com is accounting for the repriced options as a variable award. In the quarter ended March 31, 2001, SmarterKids.com did not record any additional non-cash stock compensation charges as a result of this repricing since the market price of the common stock at March 31, 2001 was less than the repriced exercise price.

    Restructuring charges. During the fourth quarter of 2000, SmarterKids.com approved and implemented a restructuring program in order to reduce operating expenses. The restructuring plan is expected to be completed by June 2001. The program included a net reduction of 60% of its workforce. Accordingly, during the fourth quarter of 2000, SmarterKids.com recorded a charge of $1.3 million related to employee termination benefits. During the first quarter of 2001, SmarterKids.com recorded additional restructuring charges of $2.3 million related to the closing of its warehouse and transfer of fulfillment operations to Earlychildhood. As of March 31, 2001, $540,000 has been paid out and $3.1 million remains accrued.

  Interest Income and Expense, Other Income and Expense. Interest income consists primarily of interest earned on capital invested in commercial paper and corporate and treasury notes. Interest expense is related to short-term lease obligations and borrowings under SmarterKids.com's equipment lines of credit. Also included in other expense in the quarter ended March 31, 2001 are transaction expenses related to the proposed combination with Earlychildhood. The transaction expenses consist primarily of legal, accounting and investment banking fees. Interest and other income (expense), net decreased to ($781,000) in the quarter ended March 31, 2001 from $828,000 in the quarter ended March 31, 2000. The decrease was primarily attributable to a decrease in interest income due to decreased levels of cash, cash equivalents and short-term investments and to transaction expenses of $1.2 million.

Liquidity and Capital Resources

  Since its inception, SmarterKids.com has incurred significant losses. SmarterKids.com has met its cash requirements primarily through the sale of capital stock and the use of lines of credit and capital leases. SmarterKids.com has received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, SmarterKids.com completed an initial public offering of 4,500,000 shares of common stock, resulting in net proceeds of $65.9 million. The primary purposes of the initial public offering were to increase SmarterKids.com's capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of March 31, 2001, SmarterKids.com had used $40.8 million of the offering proceeds for working capital.

  Net cash used in operating activities was $5.9 million and $16.2 million in the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities from the three months ended March 31, 2000 to the three months ended March 31, 2001 was primarily attributable to the reduction of operating expenses in connection with SmarterKids.com's restructuring initiatives. SmarterKids.com expects that operating cash requirements will decrease as the savings from the restructuring plan takes further effect.

  Net cash provided by investing activities was primarily a result of the sale of short-term investments. Net cash used in investing activities in the three months ended March 31, 2000 was primarily for purchases of fixed assets and short-term investments. Cash provided in investing activities was $12.5 million in the three months ended March 31, 2001. Cash used in investing activities was $23.4 million in the three months ended March 31, 2000.

  Net cash used by financing activities was $103,000 in the three months ended March 31, 2001. Net cash provided by financing activities was $976,000 in the three months ended March 31, 2000. Net cash used by financing activities in the three months ended March 31, 2001 primarily reflects the repayment of long-term borrowings. Net cash provided by financing activities in the three months ended March 31, 2000 primarily consisted of net proceeds of $1.3 million from an equipment line of credit.

  During the first quarter of 2000, SmarterKids.com entered into a $1.5 million three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $965,000 at March 31, 2001. The interest on the agreement is equal to the three-year U.S. Treasury rate plus 3.5%. SmarterKids.com is making payments on this credit facility of $45,000 per month. As of April 30, 2001, the balance of the equipment credit facility was paid in full.

  During the second quarter of 2000, SmarterKids.com entered into a lease agreement for a 140,000 square foot distribution center in Mansfield, Massachusetts. As a result, SmarterKids.com discontinued using J.L. Hammett Co. as its fulfillment partner during the second quarter of 2000. The five-year operating lease for the warehouse will require minimum payments of approximately $900,000 per year. The warehouse lease was terminated as of April 30, 2001 in connection with the restructuring plan extended in the first quarter of 2001. As of March 31, 2001, fulfillment services were outsourced to Earlychildhood.

  As of March 31, 2001, SmarterKids.com had $24.0 million of cash and cash equivalents and $1.1 million of short-term investments. As of that date, SmarterKids.com's principal commitments consisted of obligations outstanding under an equipment lines of credit and capital leases in the amount of $1.1 million, commitments for annual facility lease obligations of $3.0 million, and accounts payable of $2.7 million.

  SmarterKids.com anticipates that current cash, cash equivalents and short-term investments will be sufficient to meet its anticipated needs for working capital and capital expenditures through the next twelve months either on a stand-alone basis or in combination with Earlychildhood.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which was issued in June 2000. SmarterKids.com adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 had no impact on SmarterKids.com's financial condition, results of operations, or business practices.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

  (a) Exhibit.

    The following Exhibit is filed herewith:

    Exhibit 99.1   Risk Factors


  (b)   Reports on Form 8-K.

     None.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 15th day of May 2001.

                                             LEARNINGSTAR CORP.


                                             By:      /s/ Robert J. Cahill
                                                --------------------------
                                                Robert J. Cahill
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                      Exhibit Index to Report on Form 10-Q
                        for Quarter Ended March 31, 2001


Exhibit No.     Exhibit
-----------     -------
   99.1         Risk Factors