Form 10-Q
period 2001-06-30
LEARNINGSTAR CORP
filed 2001-08-14
CIK 1130950

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 8,339,122 shares outstanding as of August 13, 2001.

                              LEARNINGSTAR CORP.

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION...................................................................   3
 ITEM 1. FINANCIAL STATEMENTS...................................................................   3
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..  10
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................  14

PART II: OTHER INFORMATION......................................................................  14
 ITEM 1. LEGAL PROCEEDINGS......................................................................  14
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................  14
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................  14
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  14
 ITEM 5. OTHER INFORMATION......................................................................  15
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................  24

 SIGNATURE......................................................................................  25

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LEARNINGSTAR CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except for par value and share amounts)
                                  (Unaudited)

                                                                                                June 30,   December 31,
                                                                                                --------   ------------
                                                                                                  2001         2000
                                                                                                 -------      -------
                                             ASSETS
Current assets:
  Cash and cash equivalents................................................................      $ 3,340      $   181
  Accounts receivable, net.................................................................        9,036        5,106
  Inventories..............................................................................       31,195       16,929
  Prepaid expenses and other current assets................................................        3,204        2,051
                                                                                                 -------      -------
     Total current assets..................................................................       46,775       24,267
Receivable from related party..............................................................          139          139
Property and equipment, net................................................................        6,256        4,690
Other assets...............................................................................        2,738        1,975

Goodwill and other intangible assets, net..................................................       35,711        7,071
                                                                                                 -------      -------
     Total assets..........................................................................      $91,619      $38,142
                                                                                                 =======      =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft...........................................................................      $     -      $ 1,154
  Short-term debt..........................................................................       12,447        5,188
  Accounts payable.........................................................................       14,638        3,555
  Accrued expenses.........................................................................        5,619        1,860
  Income tax related liabilities...........................................................           13          422
  Other current liabilities................................................................          266          211
                                                                                                 -------      -------
     Total current liabilities.............................................................       32,983       12,390
Deferred income taxes......................................................................          764           66
Notes payable..............................................................................           33        7,250
                                                                                                 -------      -------

     Total liabilities.....................................................................       33,780       19,706
                                                                                                 -------      -------
Stockholders' equity:
  Common stock, $0.01 par value; 11,250,000 shares authorized; 8,339,122 shares
  issued and outstanding at June 30, 2001..................................................           83            -
  Members' equity..........................................................................            -            -
  Additional paid-in capital...............................................................       63,216            -
  Deferred stock compensation..............................................................       (2,339)      (2,577)
  Accumulated earnings (deficit)...........................................................       (3,121)           -
                                                                                                 -------      -------
     Total stockholders' equity  ..........................................................       57,839       18,436
                                                                                                 -------      -------
     Total liabilities and stockholders' equity............................................      $91,619      $38,142
                                                                                                 =======      =======

See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except for share and per share amounts)
                                  (Unaudited)

                                                                                   Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                   ------------------          ----------------
                                                                                    2001         2000         2001         2000
                                                                                    ----         ----         ----         ----
Revenues                                                                         $  19,244    $  18,459    $  33,173     $  30,962
Cost of goods sold.............................................................     12,007       11,248       20,338        19,174
                                                                                 ---------    ---------    ---------     ---------

Gross profit...................................................................      7,237        7,211       12,835        11,788
                                                                                 ---------    ---------    ---------     ---------

Operating expenses:
 Selling, general and administrative (includes equity-based
   compensation of $141 and $421 for the three months ended June 30, 2001 and 2000, respectively and $279 and $421 for the six months ended June 30,
   2001 and 2000, respectively)................................................      9,652        7,465       17,250        13,917

  Impairment of website development costs......................................        580            -          580            -

 Amortization of goodwill and other intangible assets..........................      1,376          291        1,693           568
                                                                                 ---------    ---------    ---------     ---------

                                                                                    11,608        7,756       19,523        14,485
                                                                                 ---------    ---------    ---------     ---------

   Operating loss..............................................................     (4,371)        (545)      (6,688)       (2,697)
                                                                                 ---------    ---------    ---------     ---------

Other (income) expense:
 Interest expense..............................................................        272          456          564           774
 Interest income...............................................................        (10)         (11)         (12)          (27)
                                                                                 ---------    ---------    ---------     ---------

                                                                                       262          445          552           747
                                                                                 ---------    ---------    ---------     ---------

   Loss before income taxes and extinguishment of debt.........................     (4,633)        (990)      (7,240)       (3,444)
Income tax benefit.............................................................        919          197        1,295           710
                                                                                 ---------    ---------    ---------     ---------

 Loss before early extinguishments of debt.....................................     (3,714)        (793)      (5,945)       (2,734)

Loss on early extinguishment of debt (net of income tax
 benefit)......................................................................        497            -          497             -
                                                                                 ---------    ---------    ---------     ---------

   Net loss....................................................................  $  (4,211)   $    (793)   $  (6,442)    $  (2,734)
                                                                                 =========    =========    =========     =========

Pro forma C Corporation Disclosures (Note 3):
      Pro forma income tax benefit.............................................      1,261          288        1,637         1.152

      Pro forma net loss.......................................................     (3,869)        (702)      (6,100)       (2,292)

      Pro forma net loss per share - basic and diluted.........................      (0.52)       (0.13)       (0.94)        (0.41)

      Shares used in pro forma per share calculation - basic and diluted.......  7,422,722    5,595,632    6,513,996     5,585,704

See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                                 Six Months Ended
                                                                                                                     June 30,
                                                                                                                -------------------
                                                                                                                  2001       2000
                                                                                                                --------   --------
Cash flows from operating activities:
 Net loss.............................................................................................          $ (6,442)  $ (2,734)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization......................................................................             2,571        940
   Equity-based compensation..........................................................................               279        421
   Deferred income taxes..............................................................................            (1,590)      (875)
   Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in
    The SmarterKids.com acquisition:
     Accounts receivable..............................................................................            (3,824)    (5,348)
     Inventories......................................................................................           (13,550)   (12,168)
     Prepaid expenses and other current assets........................................................            (1,153)      (542)
     Other assets.....................................................................................             1,019       (602)
     Accounts payable.................................................................................             8,602     13,692
     Accrued expenses.................................................................................              (835)        177
     Income tax related liabilities...................................................................               (99)       (62)
     Other current liabilities........................................................................                54       (172)
                                                                                                                --------   --------
Net cash used in operating activities.................................................................           (14,968)    (7,273)
                                                                                                                --------   --------

Cash flows from investing activities:
    Purchase of plant and equipment...................................................................            (1,020)    (2,201)
    Purchase of other intangible assets...............................................................              (453)      (209)
    Cash received in acquisition, net of cash paid for transaction fees...............................            20,744         --
                                                                                                                --------   --------
Net cash used in investing activities.................................................................            19,271     (2,410)
                                                                                                                --------   --------
Cash flows from financing activities:
    Bank overdraft....................................................................................            (1,154)        --
    Borrowings on line of credit......................................................................            16,260      9,200
    Principal payments on line of credit..............................................................           (16,250)   (11,721)
    Issuance of equity, net of fees...................................................................                --     11,328
                                                                                                                --------   --------

Net cash provided by financing activities.............................................................            (1,144)     8,807
                                                                                                                --------   --------
Net (decrease) in cash and cash equivalents...........................................................             3,159       (876)
Cash and cash equivalents at beginning of period......................................................               181        151
                                                                                                                --------   --------

Cash and cash equivalents at end of period............................................................          $  3,340   $   (725)
                                                                                                                ========   ========
Supplemental disclosures of cash flow information:
Cash payments during the period:
    Cash paid for interest............................................................................               504        773
    Cash paid for taxes...............................................................................                --        521
Noncash investing and financing activities:
    Issuance of common shares, options and warrants in conjunction with acquisition of
      SmarterKids.com.................................................................................            44,576         --

See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

1. Basis of Presentation

LearningStar ("LearningStar") is a fully-integrated, multi-channel supplier of educational products, services and information to schools, educational professionals and consumers.

LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood LLC, a California limited liability company ("Earlychildhood") and SmarterKids.com, Inc., a Delaware corporation ("SmarterKids.com"). Prior to the Combination, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The combination of Earlychildhood and SmarterKids.com (the "Combination") was completed on April 30, 2001 and each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar.

As a result of the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood own approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com own approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members have a controlling interest in LearningStar following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, the accompanying condensed consolidated financial statements reflect the financial position and results of operations of Earlychildhood prior to April 30, 2001 and the financial position and results of operations of LearningStar thereafter. A further discussion of the Combination and condensed pro forma financial information is included in Note 2.

The interim financial statements as of and for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheets and the statements of operations and cash flows for the periods presented. Operating results for the three months ended June 30, 2001 and the six months ended June 30, 2001 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements of Earlychildhood, and accompanying notes, included in Post-Effective Amendment No. 2 to LearningStar's Registration Statement on Form S-4 as filed with the SEC on April 27, 2001.

Shipping and Handling Costs

Shipping and handling revenues and shipping costs are included in revenues and cost of goods sold, respectively. Handling costs of $1,906 and $1,340 for the three months ended June 30, 2001 and 2000, respectively, and $3,381 and $2,389 for the six months ended June 30, 2001 and 2000, respectively, are included in selling general and administrative expenses.

Reclassifications

Certain reclassifications, not affecting net loss, have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

Income Taxes

LearningStar is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company (LLC) that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood's income or loss, and deductions, were reported by its members, who were taxed on such income or loss. Educational Products Inc. ("EPI"), a wholly-owned subsidiary of Earlychildhood, is a C corporation and therefore is subject to federal and state income taxes. LearningStar's condensed consolidated statements of operations reflect the income tax benefit based on the actual tax position of LearningStar and its subsidiaries Earlychildhood and EPI in effect for the respective periods. In addition, the condensed consolidated statements of operations reflect income tax benefits, on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes prior to April 30, 2001.

                               LEARNINGSTAR CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in July 1999, and which delayed the adoption date for SFAS No. 133 until annual periods beginning after June 15, 2000. SFAS No. 133 established standards for recognition and measurement of derivatives and hedging activities. LearningStar adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of LearningStar.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. LearningStar will adopt the provisions of SFAS No. 141 commencing January 1, 2002. To date, LearningStar has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on LearningStar's financial position or results of operations.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. LearningStar is required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through December 31, 2001, but will cease commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of Statement 142, LearningStar is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The effects of adopting SFAS No. 142 are currently being determined by LearningStar.

2. Business Combination and Pro Forma Information

On November 14, 2000, Earlychildhood entered into an agreement (as amended, the "Combination Agreement") to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of LearningStar common stock. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests and holders of options and warrants to purchase SmarterKids.com common stock to have their options and warrants exchanged for or converted into, as the case may be, options or warrants, as applicable, to purchase common stock of LearningStar. After the exchange, Earlychildhood's members and option holders would own approximately two-thirds of LearningStar's shares on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table sets forth LearningStar common shares and options and warrants to purchase common shares that were issued upon completion of the Combination:

                                             Common   Options and
                                             Shares     Warrants
                                            --------- -----------
Issued in exchange for:
 Membership interests in Earlychildhood     5,605,269
 Shares of SmarterKids.com                  2,725,776
 Options of Earlychildhood                                193,304
 Options and warrants of SmarterKids.com                  490,550
                                            ---------  ----------

                                            8,331,045     683,854
                                            =========  ==========

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of $48,870 is based on the estimated fair value of shares of LearningStar common stock, options and warrants issued upon conversion of shares of SmarterKids.com common stock, options and warrants plus transaction costs.

The preliminary purchase price allocation is summarized as follows (in thousands):


Working capital                    $15,504
Property and equipment               1,956
Other assets                         1,214
Goodwill                            19,787
Other intangible assets             10,410
Long-term liabilities                  (42)
Deferred compensation                   41
                                   -------
   Total purchase price            $48,870

LearningStar is still in the process of completing the purchase price allocation and, as such, it is still subject to change. As part of the Combination, LearningStar planned to terminate certain SmarterKids.com employees. As of April 30, 2001, LearningStar accrued $1,800 associated with such severance costs. During the quarter ended June 30, 2001, LearningStar incurred costs of $300 related to termination activities and, accordingly, reduced the associated accruals to $1,500 as of June 30, 2001.

                               LEARNINGSTAR CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

The pro forma financial information in the following table illustrates the combined results of Earlychildhood's operations and the operations of SmarterKids.com for the six months ended June 30, 2001 and 2000, as if the acquisition of SmarterKids.com had occurred as of the beginning of each period presented. The pro forma financial information reflects the combination of Earlychildhood's and SmarterKids.com's results as adjusted primarily for amortization of goodwill and intangible assets resulting from the business combination. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had Earlychildhood and SmarterKids.com constituted a single entity as of January 1, 2001 or 2000. The following pro forma information also is not necessarily indicative of the future results of operations of the combined company.


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                         2001         2000
                                                                                      ----------   ----------
Net sales.....................................................................        $   35,201   $   21,456
Operating loss................................................................        $   21,611   $   19,546
Pro forma net loss............................................................        $   22,067   $   18,509
Pro forma basic and diluted net loss per share................................        $    (2.65)  $    (2.27)
Shares used in pro forma basic and diluted net loss
  per share calculation.......................................................         8,331,180    8,136,154

3. Unaudited Pro Forma Basic and Diluted Net Loss per Share

The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and six months ended June 30, 2001 and 2000 reflects the impact of the exchange of all Earlychildhood membership interests for shares of LearningStar common stock in the Combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later. The per share disclosures have been calculated based on pro forma net losses as if LearningStar had been subject to income taxes as a C corporation for the entire period. Common equivalent shares of 247,858 have not been included in the computation of diluted net loss per share for the three months and the six months ended June 30, 2001 as the effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

Historical basic and diluted net loss per share have not been presented because they are irrelevant due to the significant change in LearningStar's capital structure and basic and diluted net loss per share that resulted upon exchange of all Earlychildhood membership interests into common shares of LearningStar.

The following table sets forth the computation of pro forma basic and diluted net loss per share for the three months ended June 30, 2001 and 2000.

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                           -------------------------  -----------------------
                                                                                 2001        2000          2001       2000
                                                                           ------------ ------------ -----------  -----------
Pro forma net loss.......................................................  $   (3,869)  $     (702)  $   (6,100)  $   (2,292)

Weighted average shares outstanding assuming exchange of
 membership interests to LearningStar common stock:
     Class A units or membership interests                                  2,942,242    2,942,242    2,942,242    2,942,242
     Class B units or membership interests                                  2,621,124    2,621,124    2,621,124    2,621,124
     Class C units or membership interests                                     41,903       32,266       41,903       22,338

     Common Shares issued to SmarterKids.com shareholders                   1,817,184                   908,592
     Others                                                                       269                       135

Shares used in pro forma per share calculation - basic and
  diluted                                                                   7,422,722    5,595,632    6,513,996    5,585,704
                                                                           ==========   ==========   ==========   ==========

Pro forma net loss per share - basic and diluted                               $(0.52)      $(0.13)      $(0.94)      $(0.41)
                                                                           ==========   ==========   ==========   ==========

                               LEARNINGSTAR CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                  (Unaudited)

4. Segment Information

LearningStar presently operates in three segments, Educational Supplies, Fundraising and Consumer. The Educational Supplies segment includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood.com. The Educational Supplies segment supplies educational products and information through multiple channels to early childhood professionals and parents. The Fundraising segment, conducted through EPI, sells school supplies to elementary schools, teachers and other educational organizations. The Consumer segment includes our operations, which sell directly to consumers through the Internet, primarily through the acquired SmarterKids.com business.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales. LearningStar's profit measure of EBITDA represents net income adding back depreciation and amortization, impairment charges, expenses relating to the Smarterkids.com acquisition, interest, income taxes and extraordinary items. Information regarding Educational Supplies, Fundraising and Consumer segments is as follows:

                            Three Months Ended   Six Months Ended
                                 June 30,             June 30,
                            -------------------  -------------------

                              2001       2000      2001       2000
                            --------   --------  --------   --------
Revenues:
  Educational Supplies...   $ 14,330    $12,357   $26,275    $22,738
  Fundraising............      4,472      6,102     6,456      8,224
  Consumer...............        442          -       442          -
                            --------   --------  --------    -------
  Total..................     19,244     18,459    33,173     30,962
                            ========   ========  ========    =======


EBITDA:
  Educational Supplies...   $    363    $   594   $  (106)      (178)
  Fundraising............       (490)      (213)   (1,476)    (1,147)
  Consumer...............     (1,320)         -    (1,320)         -
                            --------    --------  --------   -------
  Total..................   $ (1,447)   $   381   $(2,902)   $(1,325)
                            ========    =======   =======    =======


The Educational Supplies segment performs limited administrative activities, including certain accounting and information system functions on behalf of the Fundraising segment. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges amounted to $18,000 and $28,700 for the three months ended June 30, 2001 and 2000, respectively and $45,000 and $65,768 for the six months ended June 30, 2001 and 2000, respectively.

No separate asset information is maintained for the Educational Supplies and Consumer segments. The segment and information available is as follows:


                                   June 30,        December 31,
                                     2001             2000
                                   --------        ------------
Assets
   Educational Supplies and
     Consumer                     $ 83,921          $ 33,879
   Fundraising                      14,008            15,573
   Eliminations                    (11,310)          (11,310)
                                  --------          --------
   Total                          $ 91,619          $ 38,142
                                  ========          ========


5. Liquidity and Resources

On April 30, 2001, LearningStar entered into a secured credit facility with GMAC Business Credit, LLC ("GMAC"). At the same time, Earlychildhood repaid its obligations aggregating $16,389 under its then-existing credit facility with BNP Paribas (the "Paribas Credit Facility") and the Paribas Credit Facility was terminated.

LearningStar's credit facility with GMAC includes a $25,000 line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% and a minimum excess availability requirement of $4,000 at all times. The facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18,000 minus the eligible portion of EPI's inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of June 30, 2001, LearningStar had borrowings of $12,447 and available borrowing capacity of $1,656 under the credit facility with GMAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. LearningStar makes these forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood and SmarterKids.com. Prior to the Combination, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar.

As a result of the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood own approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com own approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members have a controlling interest in LearningStar following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, the following discussion addresses the results of operations of Earlychildhood prior to April 30, 2001 and the financial position and results of operations of LearningStar thereafter. A further discussion of the Combination is included under "Combination with SmarterKids.com" below.

LearningStar is a fully-integrated, multi-channel supplier of educational products, services and information to schools, educational professionals and consumers. Through a predecessor entity, LearningStar began operations in 1985. LearningStar manufactures, imports and sells company-developed products as part of its diverse mix of school supplies and educational toys, while also distributing and selling a carefully selected range of third-party brands such as Crayola(R), Lego(R) and Elmer's(R). LearningStar utilizes multiple sales, marketing and distribution channels, including:

 .  its catalogs issued under its tradename, Discount School Supply, or DSS;

 . sales programs conducted through its wholly-owned subsidiary, Educational Products, Inc., or EPI;

 .  the SmarterKids.com website which is focused on consumers;

 .  the Earlychildhood.com website; and

 . Earlychildhood NEWS, a professional content resource published in print and online.

 All of the foregoing is supported by a national sales force which, as of June 30, 2001, numbered 78 people.

 LearningStar presently operates in three segments, Educational Supplies, Fundraising and Consumer. The Educational Supplies segment includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood.com. The Educational Supplies segment supplies educational products and information through multiple channels to early childhood professionals and parents. The Fundraising segment, conducted through EPI, sells school supplies to elementary schools, teachers and other educational organizations. The Consumer segment includes LearningStar's operations which sell directly to consumers through the Internet, primarily through the acquired SmarterKids.com business.

Combination with SmarterKids.com

On November 14, 2000, Earlychildhood entered into an agreement (as amended, the "Combination Agreement") to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of LearningStar. In addition, the agreement provided for holders of options to purchase Earlychildhood membership interests and holders of options and warrants to purchase SmarterKids.com common stock to have their options and warrants exchanged for or converted into, as the case may be, options or warrants, as applicable, to purchase common stock of LearningStar. After the exchange, Earlychildhood's members and option holders would own approximately two-thirds of LearningStar's shares on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table reflects LearningStar common shares and options and warrants to purchase common shares which were issued upon completion of the Combination:

                                                        Common       Options and
                                                        Shares        Warrants
                                                    ---------------  -----------

        Issued in exchange for:
           Membership interests in Earlychildhood      5,605,269
           Shares of SmarterKids.com                   2,725,776
           Options of Earlychildhood                                  193,304
           Options and warrants of SmarterKids.com                    490,550
                                                                    ---------

                                                       8,331,045      683,854
                                                       =========    =========


The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $48.5 million is based on the estimated fair value of shares of LearningStar common stock, options and warrants issued upon conversion of shares of SmarterKids.com common stock, options and warrants plus transaction costs.

Results of Operations

Revenues. Revenues were $19.2 million and $18.5 million for the three months ended June 30, 2001 and 2000, respectively, and $33.2 million and $31.0 million for the six months ended June 30, 2001 and 2000, respectively.

For the three months ended June 30, 2001, revenue increased $0.7 million, or 3.8%, over the three months ended June 30, 2000. The increase was attributable to increases at the Educational Supplies and Consumer segments of $2.4 million, set off by a decrease in the Fundraising segment revenue of $1.7 million. For the six months ended June 30, 2001, revenue increased $2.2 million, or 7.1%, over the six months ended June 30, 2000. The increase was attributable to an increase in the Educational Supplies and Consumer segments of $4.0 million and a decrease in the Fundraising segment revenue of $1.8 million.

The Educational Supplies segment's contribution to increased revenue is attributable to increases in its customer base and the number of pages per catalog, catalogs sent and products offered. The decrease in sales in the Fundraising segment is due to the discontinuation of a sales discount program which was in effect in the second quarter of 2000.

Gross Profit. Gross profit was $7.2 million and $7.2 million for the three months ended June 30, 2001 and 2000, respectively. Gross profit as a percentage of sales decreased from 39.1% to 37.7%. The decrease in gross profit percentage was primarily attributable to decreased margins in the Educational Supplies segment resulting from changes in pricing strategy and increased paint manufacturing costs.

Gross profit was $12.8 million and $11.8 million for the six months ended June 30, 2001 and 2000, respectively. Gross profit as a percentage of sales increased from 38.1% to 38.7%. The increase in gross profit percentage was primarily attributable to increased margins in the Fundraising segment resulting from changes in pricing strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs and depreciation of property and equipment.

Selling, general and administrative expenses were $9.7 million and $7.5 million for the three months ended June 30, 2001 and 2000, respectively. Selling, general and administrative expenses were $17.3 million and $13.9 million for the six months ended June 30, 2001 and 2000, respectively.

The increase in selling, general and administrative expense was partially attributable to the addition of a new warehouse facility in Salinas, California as well as the expansion of LearningStar's Harrisburg, Pennsylvania facility. The remaining costs were related to investment in the Educational Supplies segments marketing and infrastructure, including personnel, catalog production and fulfillment capacity. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 was primarily due to $279,000 of stock compensation expenses and $354,000 merger related expenses.

Impairment of Web Site Development Costs. In the second quarter of 2001, LearningStar migrated its web site operations to the SmarterKids.com web site platform. As a result, the legacy Earlychildhood web site applications and infrastructure were abandoned resulting in an impairment charge of $580,000 relating to the remaining unamortized development costs.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $1.4 and $0.3 million for the three months ended June 30, 2001 and 2000, respectively, and $1.7 and $0.6 million for the six months ended June 30, 2001 and 2000, respectively. The increase over 2000 is a result of the amortization of goodwill and other intangibles associated with the acquisition of SmarterKids.com.

LearningStar has a substantial amount of intangible assets. Although management currently believes that such intangible assets are not impaired, its business performance, its market valuation (based on the trading range of its stock over a business cycle) and the results of the integration of SmarterKids.com could change the determination as to impairment of the intangible assets. If this were to occur and the intangible assets were determined to not be recoverable, a significant impairment charge would result.

Interest Expense. Interest expense was $272,000 and $456,000 in the three months ended June 30, 2001 and 2000, respectively, and $564,000 and $774,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest expense is primarily related to more favorable LIBOR rates with respect to the interest rate charged per the GMAC Credit Facility and the payoff of the Paribas Credit Facility.

Income Tax Benefit. Income tax benefit was $919,000 and $197,000 for the three months ended June 30, 2001 and 2000, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2001 and 2000, respectively. The effective income tax rates were 18% and 21% for the six months ended June 30, 2001 and 2000, respectively. The effective rates were lower than statutory rates primarily due to the effect of nondeductible amortization of goodwill and intangible assets and losses generated by Earlychildhood, which were not deductible due to its LLC status.

Liquidity and Capital Resources

Historically, LearningStar's primary cash needs have been for working capital, capital expenditures and acquisitions to fund its growth. The primary sources of liquidity have been the GMAC Credit Facility, the former Paribas Credit Facility and capital contributions from its members. As of June 30, 2001, LearningStar had net working capital of $13.8 million.

As a result of the Combination, LearningStar received access to approximately $21 million of SmarterKids.com pre-combination cash balance and short-term investments. In addition, in April 2001, LearningStar entered into a secured credit facility with GMAC Business Credit, LLC (the "GMAC Facility"). At the same time, LearningStar repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and the facility was terminated.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% and a minimum excess availability requirement of $4.0 million at all times. The facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable; plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI's inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of June 30, 2001, LearningStar had borrowings of $12.4 million and available borrowing capacity of $1.7 million under the GMAC Facility.

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

During the six months ended June 30, 2001, LearningStar's operating activities used $15.0 million in cash. The use of cash was primarily related to operating losses and increases in inventories, offset in part by increases in accounts payable. LearningStar used $1.1 million in cash for financing activities. The cash used in financing activities was primarily related to debt repayment.

During the six months ended June 30, 2001, LearningStar's investing activities generated $20.7 million in cash. The increase primarily related to $21 million to which LearningStar gained access from SmarterKids.com as a result of the Combination.

LearningStar's ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under its credit facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Seasonality

LearningStar's seasonal sales trends coincide with the start of each school year and the holiday season. Accordingly, the majority of revenues are generated in the third and fourth calendar quarters, with a particular emphasis on the third quarter, which generally represents 40% to 50% of the Educational Supplies and Fundraising Segments' annual sales. LearningStar's working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands.

Inflation

Inflation has and is expected to have only a minor effect on LearningStar's results of operations and sources of liquidity.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in July 1999, and which delayed the adoption date for SFAS No. 133 until annual periods beginning after June 15, 2000. SFAS No. 133 established standards for recognition and measurement of derivatives and hedging activities. LearningStar adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the financial position or operations of LearningStar.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. LearningStar will adopt the provisions of SFAS No. 141 commencing January 1, 2002. To date, LearningStar has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on LearningStar's financial position or results of operations.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. LearningStar is required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through December 31, 2001, but will cease commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of Statement 142, LearningStar is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The effects of adopting SFAS No. 142 are currently being determined.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of Learning Star.

In July 12, 2001, LearnStar, L.P. ("LearnStar") filed a complaint against LearningStar in the United States District Court for the Northern District of Texas claiming, among other things, trademark infringement and false designation of origin, on the basis that the "LEARNINGSTAR" mark and logo is confusingly similar to LearnStar's "LEARNSTAR" mark and logo. The relief sought by LearnStar in the complaint is both monetary damages and injunctive relief to prevent LearningStar from continuing to use the "LEARNINGSTAR" or any confusingly similar mark. LearnStar has granted LearningStar an extension, until August 20, 2001, to file its answer in the proceeding. The parties have engaged in discussions concerning this dispute. Should the parties be unable to negotiate a resolution with respect to this dispute, LearningStar intends to file its answer on a timely basis. The disposition of this claim is not expected to have a material effect on the financial position, consolidated results of operations or cash flows of LearningStar.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

  Concurrent with the execution and delivery of the Combination Agreement, LearningStar and certain individuals and entities who would become holders of LearningStar common stock as a result of the Combination entered into a Registration Rights Agreement for the purpose of providing a single, comprehensive, agreement governing the resale registration by LearningStar for the benefit of the holders of LearningStar common stock. On March 13, 2001, Earlychildhood, SmarterKids.com, LearningStar and S-E Educational Merger Corp. entered into Amendment No. 1 to the Combination Agreement to provide, among other things, that, upon consummation of the Combination, each outstanding share of common stock of SmarterKids.com would be converted into the right to receive
0.125 shares of the LearningStar common stock, instead of the 1 share of LearningStar common stock originally provided for in the Combination Agreement. Effective as of June 30, 2001, LearningStar and the holders of LearningStar common stock entered into an Amended and Restated Registration Rights Agreement for the purpose of amending and restating the Registration Rights Agreement to reflect Amendment No. 1 to the Combination Agreement.



ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

 (a) Exhibit.

 The following Exhibit is filed herewith:

   Exhibit 10.1 Amended and Restated Registration Rights Agreement, dated as of June 30, 2001, by and among LearningStar Corp. and the stockholders listed on Schedule A thereto.

 (b) Reports on Form 8-K.

LearningStar filed a current report on Form 8-K with the Commission on May 1, 2001 announcing the completion of the Combination of Earlychildhood and SmarterKids.com.

LearningStar filed a current report on Form 8-K filed with the Commission on May 4, 2001 announcing the receipt of written notification from the Nasdaq Listing Qualifications Department regarding the initial listing of the Company's common stock on the Nasdaq National Market.

LearningStar filed a current report on Form 8-K/A filed with the Commission on May 14, 2001 amending and restating the Form 8-K filed on May 1, 2001 regarding the completion of the Combination of Earlychildhood and SmarterKids.com.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 14th day of August, 2001.

                               LEARNINGSTAR CORP.

                               By: /s/ Robert J. Cahill
                                  -------------------------

                                   Robert J. Cahill
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                      Exhibit Index to Report on Form 10-Q
                        for Quarter Ended June 30, 2001

Exhibit No.  Exhibit
-----------  -------

  10.1 Amended and Restated Registration Rights Agreement, dated as of June 30, 2001, by and among LearningStar Corp. and the stockholders listed on Schedule A thereto