Form 10-Q/A
period 2001-06-30
LEARNINGSTAR CORP
filed 2001-08-15
CIK 1130950

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                              LEARNINGSTAR CORP.

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION...................................................................   3
 ITEM 1. FINANCIAL STATEMENTS...................................................................   3
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..  11
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................  16

PART II: OTHER INFORMATION......................................................................  16
 ITEM 1. LEGAL PROCEEDINGS......................................................................  16
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................  16
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................  16
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  16
 ITEM 5. OTHER INFORMATION......................................................................  17
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................  17

 SIGNATURE......................................................................................  18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LEARNINGSTAR CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except for par value and share amounts)
                                  (Unaudited)

                                                                                                June 30,   December 31,
                                                                                                --------   ------------
                                                                                                  2001         2000
                                                                                                 -------      -------
                                             ASSETS
Current assets:
  Cash and cash equivalents................................................................      $ 3,340      $   181
  Accounts receivable, net.................................................................        9,036        5,106
  Inventories..............................................................................       31,195       16,929
  Prepaid expenses and other current assets................................................        3,204        2,051
                                                                                                 -------      -------
     Total current assets..................................................................       46,775       24,267
Receivable from related party..............................................................          139          139
Property and equipment, net................................................................        6,256        4,690
Other assets...............................................................................        2,738        1,975

Goodwill and other intangible assets, net..................................................       35,711        7,071
                                                                                                 -------      -------
     Total assets..........................................................................      $91,619      $38,142
                                                                                                 =======      =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft...........................................................................      $     -      $ 1,154
  Short-term debt..........................................................................       12,447        5,188
  Accounts payable.........................................................................       14,638        3,555
  Accrued expenses.........................................................................        5,619        1,860
  Income tax related liabilities...........................................................           13          422
  Other current liabilities................................................................          266          211
                                                                                                 -------      -------
     Total current liabilities.............................................................       32,983       12,390
Deferred income taxes......................................................................          764           66
Notes payable..............................................................................           33        7,250
                                                                                                 -------      -------

     Total liabilities.....................................................................       33,780       19,706
                                                                                                 -------      -------
Stockholders' equity:
  Common stock, $0.01 par value; 11,250,000 shares authorized; 8,339,122 shares
  issued and outstanding at June 30, 2001..................................................           83            -
  Members' equity..........................................................................            -       21,013
  Additional paid-in capital...............................................................       63,216            -
  Deferred stock compensation..............................................................       (2,339)      (2,577)
  Accumulated earnings (deficit)...........................................................       (3,121)           -
                                                                                                 -------      -------
     Total stockholders' equity  ..........................................................       57,839       18,436
                                                                                                 -------      -------
     Total liabilities and stockholders' equity............................................      $91,619      $38,142
                                                                                                 =======      =======

See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except for share and per share amounts)
                                  (Unaudited)

                                                                                   Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                   ------------------          ----------------
                                                                                    2001         2000         2001         2000
                                                                                    ----         ----         ----         ----
Revenues                                                                         $  19,244    $  18,459    $  33,173     $  30,962
Cost of goods sold.............................................................     12,007       11,248       20,338        19,174
                                                                                 ---------    ---------    ---------     ---------

Gross profit...................................................................      7,237        7,211       12,835        11,788
                                                                                 ---------    ---------    ---------     ---------

Operating expenses:
 Selling, general and administrative (includes equity-based
   compensation of $141 and $421 for the three months ended June 30, 2001 and 2000, respectively and $279 and $421 for the six months ended June 30,
   2001 and 2000, respectively)................................................      9,652        7,465       17,250        13,917

  Impairment of website development costs......................................        580            -          580            -

 Amortization of goodwill and other intangible assets..........................      1,376          291        1,693           568
                                                                                 ---------    ---------    ---------     ---------

                                                                                    11,608        7,756       19,523        14,485
                                                                                 ---------    ---------    ---------     ---------

   Operating loss..............................................................     (4,371)        (545)      (6,688)       (2,697)
                                                                                 ---------    ---------    ---------     ---------

Other (income) expense:
 Interest expense..............................................................        272          456          564           774
 Interest income...............................................................        (10)         (11)         (12)          (27)
                                                                                 ---------    ---------    ---------     ---------

                                                                                       262          445          552           747
                                                                                 ---------    ---------    ---------     ---------

   Loss before income taxes and extinguishment of debt.........................     (4,633)        (990)      (7,240)       (3,444)
Income tax benefit.............................................................        919          197        1,295           710
                                                                                 ---------    ---------    ---------     ---------

 Loss before early extinguishment of debt.....................................     (3,714)        (793)      (5,945)       (2,734)

Loss on early extinguishment of debt (net of income tax
 benefit)......................................................................        497            -          497             -
                                                                                 ---------    ---------    ---------     ---------

   Net loss....................................................................  $  (4,211)   $    (793)   $  (6,442)    $  (2,734)
                                                                                 =========    =========    =========     =========

Pro forma C Corporation Disclosures (Note 3):
      Pro forma income tax benefit.............................................      1,261          288        1,637         1.152

      Pro forma net loss.......................................................     (3,869)        (702)      (6,100)       (2,292)

      Pro forma net loss per share - basic and diluted.........................      (0.52)       (0.13)       (0.94)        (0.41)

      Shares used in pro forma per share calculation - basic and diluted.......  7,422,722    5,595,632    6,513,996     5,585,704

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

3. Unaudited Pro Forma Basic and Diluted Net Loss per Share

The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and six months ended June 30, 2001 and 2000 reflects the impact of the exchange of all Earlychildhood membership interests for shares of LearningStar common stock in the Combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later. The per share disclosures have been calculated based on pro forma net losses as if LearningStar had been subject to income taxes as a C corporation for the entire period. Common equivalent shares of 247,858 have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2001 as the effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

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

4. Segment Information

LearningStar presently operates in three segments, Educational Supplies, Fundraising and Consumer. The Educational Supplies segment includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood.com. The Educational Supplies segment supplies educational products and information through multiple channels to early childhood professionals and parents. The Fundraising segment, conducted through EPI, sells school supplies to elementary schools, teachers and other educational organizations. The Consumer segment includes our operations which sell directly to consumers through the Internet, primarily through the acquired SmarterKids.com business.

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

No separate asset information is maintained for the Educational Supplies and Consumer segments. The segment asset information available is as follows:


                                   June 30,        December 31,
                                     2001             2000
                                   --------        ------------
Assets
   Educational Supplies and
     Consumer                     $ 83,921          $ 33,879
   Fundraising                      19,008            15,573
   Eliminations                    (11,310)          (11,310)
                                  --------          --------
   Total                          $ 91,619          $ 38,142
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

On April 30, 2001, the Combination was completed. The following table reflects LearningStar common shares and options and warrants to purchase common shares which were issued upon completion of the Combination:

                                                        Common       Options and
                                                        Shares        Warrants
                                                    ---------------  -----------

        Issued in exchange for:
           Membership interests in Earlychildhood      5,605,269
           Shares of SmarterKids.com                   2,725,776
           Options of Earlychildhood                                  193,304
           Options and warrants of SmarterKids.com                    490,550
                                                       ---------    ---------

                                                       8,331,045      683,854
                                                       =========    =========


The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $48.9 million is based on the estimated fair value of shares of LearningStar common stock, options and warrants issued upon conversion of shares of SmarterKids.com common stock, options and warrants plus transaction costs.

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

The increase in selling, general and administrative expense for both the three months ended June 30, 2001 and the six months ended June 30, 2001 was partially attributable to the addition of a new warehouse facility in Salinas, California as well as the expansion of LearningStar's Harrisburg, Pennsylvania facility. The remaining costs were related to investment in the Educational Supplies and Consumer segments marketing and infrastructure, including personnel, catalog production and fulfillment capacity as well as $354,000 of merger related expenses incurred during the second quarter associated with the acquisition of SmarterKids.com.

Impairment of Web Site Development Costs. In the second quarter of 2001, LearningStar migrated its web site operations to the SmarterKids.com web site platform. As a result, the legacy Earlychildhood.com web site applications and infrastructure were abandoned resulting in an impairment charge of $580,000 relating to the remaining unamortized development costs.

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

On July 12, 2001, LearnStar, L.P. ("LearnStar") filed a complaint against LearningStar in the United States District Court for the Northern District of Texas claiming, among other things, trademark infringement and false designation of origin, on the basis that the "LEARNINGSTAR" mark and logo is confusingly similar to LearnStar's "LEARNSTAR" mark and logo. The relief sought by LearnStar in the complaint is both monetary damages and injunctive relief to prevent LearningStar from continuing to use the "LEARNINGSTAR" or any confusingly similar mark. LearnStar has granted LearningStar an extension, until August 20, 2001, to file its answer in the proceeding. The parties have engaged in discussions concerning this dispute. Should the parties be unable to negotiate a resolution with respect to this dispute, LearningStar intends to file its answer on a timely basis. The disposition of this claim is not expected to have a material effect on the financial position, consolidated results of operations or cash flows of LearningStar.

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

LearningStar filed a current report on Form 8-K with the Commission on May
4, 2001 announcing the receipt of written notification from the Nasdaq Listing Qualifications Department regarding the initial listing of the Company's common stock on the Nasdaq National Market.

LearningStar filed a current report on Form 8-K/A with the Commission on May 14, 2001 amending and restating the Form 8-K filed on May 1, 2001 regarding the completion of the Combination of Earlychildhood and SmarterKids.com.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 15th day of August, 2001.

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