Form 10-Q
period 2001-09-30
LEARNINGSTAR CORP
filed 2001-11-14
CIK 1130950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-32613

                               LEARNINGSTAR CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                      77-0559897
  (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

    2 Lower Ragsdale Drive, Suite 200
             Monterey, CA                                    93940
(Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (831) 333-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 8,350,959 shares outstanding as of November 8, 2001.

                               LEARNINGSTAR CORP.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION .....................................................................   3
 ITEM 1. FINANCIAL STATEMENTS .....................................................................   3
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....  12
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................  17

PART II: OTHER INFORMATION ........................................................................  17
 ITEM 1. LEGAL PROCEEDINGS ........................................................................  17
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................  17
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..........................................................  17
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................  17
 ITEM 5. OTHER INFORMATION ........................................................................  18
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .........................................................  18

 SIGNATURE ........................................................................................  19
 EXHIBIT INDEX ....................................................................................  20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LEARNINGSTAR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except for par value and share amounts)
                                   (Unaudited)

                                                                                 September 30,   December 31,
                                                                                      2001          2000
                                                                                 -------------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ......................................................  $  2,136      $    181
  Accounts receivable, net .......................................................    14,374         5,051
  Inventories ....................................................................    20,177        16,929
  Prepaid expenses and other current assets ......................................     3,482         2,051
                                                                                    --------      --------
     Total current assets ........................................................    40,169        24,212

Receivable from related party ....................................................       139           139
Property and equipment, net ......................................................     5,865         4,690
Other assets .....................................................................     2,731         1,975
Goodwill and other intangible assets, net ........................................    35,061         7,071
                                                                                    --------      --------
     Total assets ................................................................  $ 83,965      $ 38,087
                                                                                    ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft .................................................................  $     --      $  1,154
  Short-term debt ................................................................     8,772         5,188
  Accounts payable ...............................................................     6,722         3,555
  Accrued expenses ...............................................................     5,069         1,805
  Income tax related liabilities .................................................     1,783           422
  Other current liabilities ......................................................     1,322           211
                                                                                    --------      --------
     Total current liabilities ...................................................    23,668        12,335

Deferred income taxes ............................................................       764            66
Notes payable ....................................................................        19         7,250
                                                                                    --------      --------
     Total liabilities ...........................................................    24,451        19,651
                                                                                    --------      --------

Stockholders' equity:
  Common stock, $0.01 par value; 11,250,000 shares authorized; 8,350,959 shares
  issued and outstanding at September 30, 2001 ...................................        83            --
  Members' equity ................................................................        --        21,013
  Additional paid-in capital .....................................................    63,216            --
  Deferred stock compensation ....................................................    (2,196)       (2,577)
  Accumulated deficit ............................................................    (1,589)           --
                                                                                    --------      --------

     Total stockholders' equity ..................................................    59,514        18,436
                                                                                    --------      --------

     Total liabilities and stockholders' equity ..................................  $ 83,965      $ 38,087
                                                                                    ========      ========


See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except for share and per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                  ---------------------------     ---------------------------
                                                                      2001           2000            2001            2000
                                                                  -----------     -----------     -----------     -----------
Revenues ........................................................ $    42,220     $    36,852     $    75,393     $    67,814
Cost of goods sold ..............................................      26,203          23,411          46,541          42,585
                                                                  -----------     -----------     -----------     -----------
Gross profit ....................................................      16,017          13,441          28,852          25,229
                                                                  -----------     -----------     -----------     -----------
Operating expenses:
 Selling, general and administrative (includes equity-based
   compensation of $143 and $46 for the three months ended
   September 30, 2001 and 2000, respectively and $422 and
   $467 for the nine months ended September 30, 2001 and 2000,
   respectively) ................................................      10,554           8,198          27,804          22,115

  Impairment of website development costs .......................          --              --             580              --

 Amortization of goodwill and other intangible assets ...........       1,944             196           3,637             764
                                                                  -----------     -----------     -----------     -----------
   Operating income (loss) ......................................       3,519           5,047          (3,169)          2,350
                                                                  -----------     -----------     -----------     -----------
Other (income) expense:
 Interest expense ...............................................         272             301             836           1,075
 Other income ...................................................         (46)             --             (49)             --
 Interest income ................................................         (24)             (8)            (33)            (35)
                                                                  -----------     -----------     -----------     -----------
   Income (loss) before income taxes and extinguishment of debt..       3,317           4,754          (3,923)          1,310
Income tax expense ..............................................       1,783           1,654             488             944
                                                                  -----------     -----------     -----------     -----------
 Income (loss) before early extinguishment of debt ..............       1,534           3,100          (4,411)            366

Income (loss) on early extinguishment of debt (net of income
  tax benefit) ..................................................          --              --             497              --
                                                                  -----------     -----------     -----------     -----------
   Net income (loss) ............................................ $     1,534     $     3,100     $    (4,908)    $       366
                                                                  ===========     ===========     ===========     ===========
Pro forma C Corporation Disclosures (Note 3):
    Pro forma income tax expense (benefit) ......................       1,412           1,875            (225)            723
    Pro forma net profit (loss) .................................       1,905           2,879          (4,195)            587
    Pro forma net profit (loss) per share - basic ............... $      0.23     $      0.51     $     (0.59)    $      0.10
    Pro forma net profit (loss) per share - diluted ............. $      0.22     $      0.51     $     (0.59)    $      0.10
    Shares used in pro forma per share calculation - basic ......   8,350,959       5,605,229       7,126,317       5,592,248
    Shares used in pro forma per share calculation - diluted ....   8,563,107       5,605,526       7,126,317       5,592,347



See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            ----------------------
                                                                              2001          2000
                                                                            --------      --------
Cash flows from operating activities:
 Net loss ................................................................  $ (4,908)     $    366
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization .........................................     5,071         1,263
   Provision for losses on accounts receivable ...........................       265           250
   Equity-based compensation .............................................       422           467
   Deferred income taxes .................................................    (1,590)          (89)
   Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the SmarterKids.com acquisition:
    Accounts receivable ..................................................    (9,427)       (6,094)
    Inventories ..........................................................    (2,532)       (2,796)
    Prepaid expenses and other current assets ............................    (1,431)         (474)
    Other assets .........................................................       992           147
    Accounts payable .....................................................       687         2,753
    Accrued expenses .....................................................    (1,386)          112
    Income tax related liabilities .......................................     1,671            95
    Other current liabilities ............................................        41          (245)
                                                                            --------      --------
Net cash used in operating activities ....................................   (12,125)       (4,245)
                                                                            --------      --------

Cash flows from investing activities:
    Purchase of plant and equipment ......................................    (1,185)       (2,825)
    Purchase of other intangible assets ..................................      (647)          (48)
    Cash received in acquisition, net of cash paid for transaction fees ..    20,744            --
                                                                            --------      --------
Net cash provided by (used in) investing activities ......................    18,912        (2,873)
                                                                            --------      --------

Cash flows from financing activities:
    Bank overdraft .......................................................    (1,154)         (399)
    Borrowings on line of credit .........................................    45,344        12,200
    Principal payments on line of credit .................................   (49,022)      (14,433)
    Principal payments on notes payable ..................................        --        (1,337)
    Issuance of equity, net of fees ......................................        --        11,328
    Member distribution ..................................................        --          (390)
    Member loans .........................................................        --            (2)
                                                                            --------      --------
Net cash provided by (used in) financing activities ......................    (4,832)        6,967
                                                                            --------      --------
Net increase (decrease) in cash and cash equivalents .....................     1,955          (151)
Cash and cash equivalents at beginning of period .........................       181           151
                                                                            --------      --------
Cash and cash equivalents at end of period ...............................  $  2,136      $     --
                                                                            ========      ========

Supplemental disclosures of cash flow information:
Cash payments during the period:
    Cash paid for interest ...............................................  $    766      $  1,075
    Cash paid for taxes ..................................................  $    102      $    938
Noncash investing and financing activities:
    Issuance of membership interests .....................................        --      $    421
    Issuance of common shares, options and warrants in conjunction
      with acquisition of SmarterKids.com ................................    44,576            --


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

LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood LLC, a California limited liability company ("Earlychildhood") and SmarterKids.com, Inc., a Delaware corporation ("SmarterKids.com"). Prior to the combination of Earlychildhood and SmarterKids.com (the "Combination"), LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar.

Following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members had a controlling interest in LearningStar following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, the accompanying condensed consolidated financial statements reflect the financial position and results of operations of Earlychildhood prior to April 30, 2001 and the financial position and results of operations of LearningStar thereafter. A further discussion of the Combination and condensed pro forma financial information is included in
Note 2.

The interim financial statements as of and for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheets and the statements of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2001 and the nine months ended September 30, 2001 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements of Earlychildhood, and accompanying notes, included in Post-Effective Amendment No. 2 to LearningStar's Registration Statement on Form S-4 as filed with the SEC on April 27, 2001.

SHIPPING AND HANDLING COSTS

Shipping and handling revenues and shipping costs are included in revenues and cost of goods sold, respectively. Handling costs of $1,949 and $1,728 for the three months ended September 30, 2001 and 2000, respectively, and $5,330 and $4,116 for the nine months ended September 30, 2001 and 2000, respectively, are included in selling general and administrative expenses.

RECLASSIFICATIONS

Certain reclassifications, not affecting net income (loss), have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

                               LEARNINGSTAR CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                   (Unaudited)

INCOME TAXES

LearningStar is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company ("LLC") that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood's income or loss, and deductions, were reported by its members, who were taxed on such income or loss. Educational Products, Inc. ("EPI"), a wholly-owned subsidiary of Earlychildhood, is a C corporation and therefore is subject to federal and state income taxes. LearningStar's condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of LearningStar and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the condensed consolidated statements of operations reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes prior to April 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. LearningStar adopted the provisions of SFAS No. 141 on July 1, 2001. To date, LearningStar has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on LearningStar's financial position or results of operations.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. LearningStar is required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through December 31, 2001, but will cease commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, LearningStar is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The effects of adopting SFAS No. 142 are currently being determined by LearningStar.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. LearningStar is currently evaluating the impact of SFAS No. 143 on its financial statements and related disclosures.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. LearningStar will adopt the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 are currently being determined by LearningStar.

2. BUSINESS COMBINATION AND PRO FORMA INFORMATION

On November 14, 2000, Earlychildhood entered into an agreement (as amended, the "Combination Agreement") to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of LearningStar common stock. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests and holders of options and warrants to purchase SmarterKids.com common stock to have their options and warrants exchanged for or converted into, as the case may be, options or warrants, as applicable, to purchase common stock of LearningStar. After the exchange, Earlychildhood's members and option holders were to own approximately two-thirds of LearningStar's shares on a fully-diluted basis.

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


On April 30, 2001, the Combination was completed. The following table sets forth LearningStar common shares and options and warrants to purchase common shares that were issued upon completion of the Combination:

                                                         Common        Options and
                                                         Shares          Warrants
                                                        ---------      -----------
Issued in exchange for:
  Membership interests in Earlychildhood                5,605,269             --
  Shares of SmarterKids.com                             2,725,776             --
  Options of Earlychildhood                                    --        193,304
  Options and warrants of SmarterKids.com                      --        490,550
                                                        ---------        -------
                                                        8,331,045        683,854
                                                        =========        =======

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of $49,065 is based on the estimated fair value of shares of LearningStar common stock, options and warrants issued upon conversion of shares of SmarterKids.com common stock, options and warrants, plus transaction costs.

The preliminary purchase price allocation is summarized as follows (in thousands):

Working capital                             $ 14,439
Property and equipment                         1,956
Other assets                                   1,214
Goodwill                                      21,047
Other intangible assets                       10,410
Long-term liabilities                            (42)
Deferred compensation                             41
                                            --------
    Total purchase price                    $ 49,065
                                            ========


LearningStar is still in the process of completing the purchase price allocation and, as such, it is still subject to change. As part of the Combination, LearningStar terminated certain SmarterKids.com employees and plans to vacate certain leased office space. Such employees were terminated and the related office space was vacated during the quarters ended June 30 and September 30, 2001. As of April 30, 2001, LearningStar accrued $2,890 associated with such severance and facility exit costs. During the five-month period subsequent to the Combination ending September 30, 2001, LearningStar incurred costs of $1,146 related to termination activities and, accordingly, reduced the associated accruals to $1,744 as of September 30, 2001.

                               LEARNINGSTAR CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                   (Unaudited)

The pro forma financial information in the following table illustrates the combined results of Earlychildhood's operations and the operations of SmarterKids.com for the nine months ended September 30, 2001 and 2000, as if the acquisition of SmarterKids.com had occurred as of the beginning of each period presented. The pro forma financial information reflects the combination of Earlychildhood's and SmarterKids.com's results as adjusted primarily for amortization of goodwill and intangible assets resulting from the Combination. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had Earlychildhood and SmarterKids.com constituted a single entity as of January 1, 2001 or 2000. The following pro forma information also is not necessarily indicative of the future results of operations of the combined company.

                                                           Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                          2001           2000
                                                       ---------     ---------
Net sales .........................................      $77,421       $72,318
Operating loss ....................................      $18,093       $24,294
Pro forma net loss ................................      $20,534       $23,297
Pro forma basic and diluted net loss per share ....      $ (2.46)      $ (2.86)
Shares used in pro forma basic and diluted net loss
  per share calculation ...........................    8,337,773     8,143,040


3. UNAUDITED PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and nine months ended September 30, 2001 and 2000 reflects the impact of the exchange of all Earlychildhood membership interests for shares of LearningStar common stock in the Combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later. The per share disclosures have been calculated based on pro forma net income (loss) as if LearningStar had been subject to income taxes as a C corporation for the entire period. Common stock equivalents of 212,148 have been excluded in the computation of diluted net loss per share for the nine months ended September 30, 2001 as the effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

Historical basic and diluted net loss per share have not been presented because they are irrelevant due to the significant change in LearningStar's capital structure and basic and diluted net loss per share that resulted upon exchange of all Earlychildhood membership interests into shares of LearningStar common stock.

The following table sets forth the computation of pro forma basic and diluted net loss per share for the three and nine months ended September 30, 2001 and 2000.

                                                                 Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                              -----------------------     -------------------------
                                                                 2001         2000           2001           2000
                                                              ---------     ---------     ----------      ---------
Pro forma net income (loss) .............................     $   1,905     $   2,879     $   (4,195)     $     587

Weighted average shares outstanding assuming exchange of
  membership interests to LearningStar common stock:
     Class A units or membership interests                    2,942,242     2,942,183      2,942,242      2,942,183
     Class B units or membership interests                    2,621,124     2,621,137      2,621,124      2,621,137
     Class C units or membership interests                       41,903        41,909         41,903         28,928

     Common Shares issued to SmarterKids.com shareholders     2,725,776            --      1,514,320             --
     Others                                                      19,914            --          6,728             --
                                                              ---------     ---------     ----------      ---------

Shares used in pro forma per share calculation - basic        8,350,959     5,605,229      7,126,317      5,592,248

     Dilutive common stock equivalents                          212,148           297             --             99

Shares used in pro forma per share calculation - diluted      8,563,107     5,605,526      7,126,317      5,592,347

Pro forma net profit (loss) per share - basic                 $    0.23     $    0.51     $    (0.59)     $    0.10
                                                              =========     =========     ==========      =========

Pro forma net profit (loss) per share - diluted               $    0.22     $    0.51     $    (0.59)     $    0.10
                                                              =========     =========     ==========      =========

                               LEARNINGSTAR CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                   (Unaudited)

4. SEGMENT INFORMATION

LearningStar presently operates in three segments, Educational Supplies, Fundraising and Consumer. The Educational Supplies segment includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood.com. The Educational Supplies segment supplies educational products and information through multiple channels to early childhood professionals and parents. The Fundraising segment, conducted through EPI, sells school supplies to elementary schools, teachers and other educational organizations. The Consumer segment includes LearningStar's operations which sell directly to consumers through the Internet, primarily through SmarterKids.com.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales. LearningStar's profit measure of EBITDA represents net income adding back depreciation and amortization, impairment of website development costs, expenses relating to the SmarterKids.com acquisition, stock compensation, interest, income taxes and extraordinary items. Information regarding Educational Supplies, Fundraising and Consumer segments is as follows:

                                Three Months Ended         Nine Months Ended
                                  September 30,               September 30,
                             ----------------------      -----------------------
                               2001           2000         2001           2000
                             --------       -------      --------       -------
Revenues:
   Educational Supplies ..   $ 20,036       $18,211      $ 46,311       $40,949
   Fundraising ...........     21,513        18,641        27,969        26,865
   Consumer ..............        671            --         1,113            --
                             --------       -------      --------       -------
   Total .................   $ 42,220       $36,852      $ 75,393       $67,814
                             ========       =======      ========       =======

EBITDA:
   Educational Supplies ..   $  1,492       $ 1,551      $  1,386       $ 1,373
   Fundraising ...........      5,980         3,855         4,504         2,707
   Consumer ..............     (1,123)           --        (2,443)           --
                             --------       -------      --------       -------
   Total .................   $  6,349       $ 5,406      $  3,447       $ 4,080
                             ========       =======      ========       =======

The Educational Supplies segment performs limited administrative activities, including certain accounting and information system functions on behalf of the Fundraising segment. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges amounted to $-0- and $27,000 for the three months ended September 30, 2001 and 2000, respectively, and $45,000 and $92,769 for the nine months ended September 30, 2001 and 2000, respectively. This practice was discontinued subsequent to the completion of the Combination.

No separate asset information is maintained for the Educational Supplies and Consumer segments. The segment asset information available is as follows:

                                                  September 30,       December 31,
                                                      2001               2000
                                                  -------------       ------------
Assets
    Educational Supplies and Consumer               $ 76,416           $ 33,824
    Fundraising                                       18,859             15,573
    Eliminations                                     (11,310)           (11,310)
                                                    --------           --------
    Total                                           $ 83,965           $ 38,087
                                                    ========           ========

                               LEARNINGSTAR CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (amounts in thousands, except share and per share amounts)
                                   (Unaudited)

5. DEBT

On April 30, 2001, LearningStar entered into a secured credit facility with GMAC Business Credit, LLC ( the "GMAC Facility"). At the same time, Earlychildhood repaid its obligations aggregating $16,389 under its then-existing credit facility with BNP Paribas (the "Paribas Credit Facility") and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25,000 line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% and a minimum excess availability requirement of $4,000 at all times. The facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18,000 minus the eligible portion of EPI's inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of September 30, 2001, LearningStar had borrowings of $8,772 and available borrowing capacity of $6,082 under the GMAC Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. LearningStar makes these forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the Combination. Prior to the Combination, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00 representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and each of Earlychildhood and SmarterKids.com became a wholly-owned subsidiary of LearningStar.

Following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members had a controlling interest in LearningStar following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, the following discussion addresses the results of operations of Earlychildhood prior to April 30, 2001 and the financial position and results of operations of LearningStar thereafter. A further discussion of the Combination is included under "Combination with SmarterKids.com" below.

LearningStar is a fully-integrated, multi-channel supplier of educational products, services and information to schools, educational professionals and consumers. Through a predecessor entity, LearningStar began operations in 1985. LearningStar manufactures, imports and sells company-developed products as part of its diverse mix of school supplies and educational toys, while also distributing and selling a carefully selected range of third-party brands such as Crayola(R), Lego(R) and Elmer's(R). LearningStar utilizes multiple sales, marketing and distribution channels, including:

     - its catalogs issued under its tradename, Discount School Supply, or DSS;

     - sales programs conducted through its wholly-owned subsidiary, Educational Products, Inc., or EPI;

     -    the SmarterKids.com website, which is focused on consumers;

     -    the Earlychildhood.com website; and

     - Earlychildhood NEWS, a professional content resource published in print and online.

All of the foregoing is supported by a national sales force which, as of September 30, 2001, numbered 80 people.

On October 10, 2001, LearningStar announced its intention to change its corporate name to "Excelligence Learning Corporation" in order to avoid any potential confusion between the names "LearningStar Corp." and "LearnStar L.P." LearnStar L.P. is a Dallas, Texas based entity that develops and markets interactive educational technology to primary and secondary schools. LearningStar is currently doing business as Excelligence Learning Corporation and will submit the new name for stockholder approval at its 2002 annual meeting.

LearningStar presently operates in three segments, Educational Supplies, Fundraising and Consumer. The Educational Supplies segment includes the brand names Discount School Supply, Earlychildhood NEWS and Earlychildhood.com. The Educational Supplies segment supplies educational products and information through multiple channels to early childhood professionals and parents. The Fundraising segment, conducted through EPI, sells school supplies to elementary schools, teachers and other educational organizations. The Consumer segment includes LearningStar's operations that sell directly to consumers through the Internet, primarily through SmarterKids.com.

COMBINATION WITH SMARTERKIDS.COM

On November 14, 2000, Earlychildhood entered, the Combination Agreement to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of LearningStar. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests and holders of options and warrants to purchase SmarterKids.com common stock to have their options and warrants exchanged for or converted into, as the case may be, options or warrants, as applicable, to purchase common stock of LearningStar. After the exchange, Earlychildhood's members and option holders were to own approximately two-thirds of LearningStar's shares on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table reflects LearningStar common shares and options and warrants to purchase common shares which were issued upon completion of the Combination:

                                                         Common        Options and
                                                         Shares          Warrants
                                                        ---------      -----------
Issued in exchange for:
   Membership interests in Earlychildhood               5,605,269             --
   Shares of SmarterKids.com                            2,725,776             --
   Options of Earlychildhood                                   --        193,304
   Options and warrants of SmarterKids.com                     --        490,550
                                                        ---------        -------
                                                        8,331,045        683,854
                                                        =========        =======


The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $49.1 million is based on the estimated fair value of shares of LearningStar common stock, options and warrants issued upon conversion of shares of SmarterKids.com common stock, options and warrants, plus transaction costs.

RESULTS OF OPERATIONS

Revenues. Revenues were $42.2 million and $36.9 million for the three months ended September 30, 2001 and 2000, respectively, and $75.4 million and $67.8 million for the nine months ended September 30, 2001 and 2000, respectively.

For the three months ended September 30, 2001, revenue increased $5.3 million, or 14.4%, over the three months ended September 30, 2000. The increase was primarily attributable to revenue growth in the Educational Supplies and Fundraising segments totaling $4.7 million. For the nine months ended September 30, 2001, revenue increased $7.6 million, or 11.2%, over the nine months ended September 30, 2000. The increase was primarily attributable to revenue growth in the Educational Supplies and Fundraising segments totaling $6.4 million.

The Educational Supplies segment's contribution to increased revenue is primarily attributable to increases in LearningStar's customer base, pricing strategies and more effective catalog distribution. The increase in sales in the Fundraising segment is primarily due to increases in the LearningStar's customer base and number of products offered, as well as the withdrawal of a sales discount program. The sales discount program was in place in the second quarter of 2000 to encourage customers to make purchases outside the Fundraising segment's busy third quarter. Accordingly, without these sales discounts in 2001, sales in the Fundraising segment were more concentrated in the third quarter of 2001.

Gross Profit. Gross profit was $16.0 million and $13.4 million for the three months ended September 30, 2001 and 2000, respectively. Gross profit as a percentage of sales increased from 36.5% to 37.9%. The increase in gross profit percentage was primarily attributable to increased margins in the Fundraising segment resulting from changes in pricing and purchasing strategies and a smaller amount of returns in 2001.

Gross profit was $28.9 million and $25.2 million for the nine months ended September 30, 2001 and 2000, respectively. Gross profit as a percentage of sales increased from 37.2% to 38.3%. The increase in gross profit percentage was primarily attributable to increased margins in the Fundraising segment resulting from changes in pricing and purchasing strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment.

Selling, general and administrative expenses were $10.6 million and $8.2 million for the three months ended September 30, 2001 and 2000, respectively. Selling, general and administrative expenses were $27.8 million and $22.1 million for the nine months ended September 30, 2001 and 2000, respectively.

The increase in selling, general and administrative expense for both the three months ended September 30, 2001 and the nine months ended September 30, 2001 was partially attributable to the addition of a new warehouse facility in Salinas, California as well as the expansion of LearningStar's Harrisburg, Pennsylvania facility. The remaining costs were related to investment in the Educational Supplies and Consumer segments' marketing and infrastructure, including personnel, catalog production and fulfillment capacity as well as $0.5 million of Combination-related expenses incurred during the second and third quarters in connection with the acquisition of SmarterKids.com.

Impairment of Web Site Development Costs. In the second quarter of 2001, LearningStar migrated its web site operations to the SmarterKids.com web site platform. As a result, the Earlychildhood.com web site applications and infrastructure were abandoned, resulting in an impairment charge of $0.6 million relating to the remaining unamortized development costs.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $1.9 million and $0.2 million for the three months ended September 30, 2001 and 2000, respectively, and $3.6 million and $0.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase over 2000 is a result of the amortization of goodwill and other intangibles associated with the acquisition of SmarterKids.com.

LearningStar has a substantial amount of intangible assets. Although management currently believes that these intangible assets are not impaired, its business performance, its market valuation (based on the trading range of its stock over a business cycle) and the results of the integration of SmarterKids.com could change the determination as to impairment of the intangible assets. If this were to occur and the intangible assets were determined to not be recoverable, a significant impairment charge would result. Management believes that it will be in a better position to assess whether indicators of impairment exist in the fourth quarter of 2001 due to the seasonality of the Consumer segment and the SmarterKids.com integration timeline.

Interest Expense. Interest expense was $0.3 million and $0.3 million in the three months ended September 30, 2001 and 2000, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2001 and 2000, respectively. The slight decrease in interest expense for the nine months ended September 30, 2001 is primarily related to more favorable LIBOR rates with respect to the interest rate charged per the GMAC Facility and the payoff of the Paribas Credit Facility.

Income Tax Benefit. Income tax expense was $1.8 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2001 and 2000, respectively. Although LearningStar generated a pre-tax loss for the nine months ended September 30, 2001, it incurred income tax expense due to the impact of non-deductible amortization goodwill and a one-time charge related to recognition of Earlychildhood's deferred tax liabilities at April 30, 2001, which had not been previously recognized due to its non-taxable LLC status.

LIQUIDITY AND CAPITAL RESOURCES

Historically, LearningStar's primary cash needs have been for working capital, capital expenditures and acquisitions to fund its growth. The primary sources of liquidity have been the GMAC Facility, the former Paribas Credit Facility and capital contributions from former Earlychildhood members. As of September 30, 2001, LearningStar had net working capital of $16.5 million.

As a result of the Combination, LearningStar received access to approximately $21 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, LearningStar entered into the GMAC Facility. At the same time, LearningStar repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and that facility was terminated.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% and a minimum excess availability requirement of $4.0 million at all times. The facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable; plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI's inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of September 30, 2001, LearningStar had borrowings of $8.8 million and available borrowing capacity of $6.1 million under the GMAC Facility.

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

As part of the Combination, LearningStar terminated certain SmarterKids.com employees and plans to vacate certain leased office space. Such employees were terminated and the related office space was vacated during the quarters ended June 30 and September 30, 2001. As of April 30, 2001, LearningStar accrued $2.9 million associated with such severance and facility exit costs. During the five-month period subsequent to the merger, ending September 30, 2001, LearningStar incurred costs of $1.1 million related to termination activities and, accordingly, reduced the associated accruals to $1.7 million as of September 30, 2001.

Management believes that available cash on hand subsequent to the Combination and availability under the GMAC Facility will provide adequate funds for LearningStar's foreseeable working capital needs and planned capital expenditures.

During the nine months ended September 30, 2001, LearningStar's operating activities used $12.1 million in cash. The use of cash was primarily related to operating losses and increases in accounts receivables, inventories, and decreases in accrued expenses, offset in part by increases in accounts payable and income tax related liabilities. LearningStar used $4.8 million in cash for financing activities. The cash used in financing activities was primarily related to debt repayment.

During the nine months ended September 30, 2001, LearningStar's investing activities generated $18.9 million in cash. The increase primarily related to $21 million to which LearningStar gained access from SmarterKids.com as a result of the Combination, offset in part by purchases of property, plant and equipment and capitalized loan fees associated with the GMAC Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion of market risk includes "forward-looking statements" that involve risks and uncertainties that could significantly offset anticipated results in the future. Actual results could differ materially from those projected in the forward-looking statements. LearningStar does not use derivative financial instruments for speculative or trading purposes.

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

CREDIT RISK

Financial instruments which potentially subject LearningStar to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and its revolving line of credit. LearningStar has no customer comprising greater than 10% of its revenues. However, receivables arising from the normal course of business are not collateralized and management continually monitors the payment of its accounts receivable and the financial condition of its customers to reduce the risk of loss. LearningStar does not believe that its cash and cash equivalents are subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

FOREIGN CURRENCY RISK

LearningStar purchases some of its products from foreign vendors. Accordingly, LearningStar's prices of imported products are subject to variability based on foreign exchange rates. However, LearningStar's purchase orders are denominated in U.S. dollars and LearningStar does not enter into long-term purchase commitments.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of LearningStar.

As previously reported, on July 12, 2001, LearnStar, L.P. ("LearnStar") filed a complaint against LearningStar in the United States District Court for the Northern District of Texas claiming, among other things, trademark infringement and false designation of origin, on the basis that the "LEARNINGSTAR" mark and logo is confusingly similar to LearnStar's "LEARNSTAR" mark and logo. On September 19, 2001, LearningStar entered into a settlement agreement with LearnStar, which was subsequently amended on November 12, 2001. Pursuant to the settlement agreement, LearningStar has agreed, among other things, to formally change its corporate name by May 15, 2001. LearningStar is currently doing business as Excelligence Learning Corporation and intends to submit the new name for stockholder approval at its 2002 annual meeting.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following Exhibits are filed herewith:

Exhibit 10.1 Employment Agreement, effective as of September 1, 2001, by and between LearningStar Corp. and Richard Delaney.

Exhibit 10.2 Amended and Restated 2001 Employee Stock Purchase Plan of LearningStar Corp.

(b) Reports on Form 8-K.

None.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 14th day of November, 2001.

                                           LEARNINGSTAR CORP.

                                           By: /s/ Richard Delaney
                                              -------------------------------
                                           Richard Delaney
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                      Exhibit Index to Report on Form 10-Q
                    for the Quarter Ended September 30, 2001


Exhibit No.    Exhibit
-----------    -------
   10.1        Employment Agreement, effective as of September 1, 2001, by and between LearningStar Corp. and Richard Delaney.

   10.2        Amended and Restated 2001 Employee Stock Purchase Plan of
               LearningStar Corp.