Form 10-K
period 2001-12-31
LEARNINGSTAR CORP
filed 2002-03-29
CIK 1130950

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from       to

                         Commission file number 0-32613

                               LEARNINGSTAR CORP.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                             77-0559897
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  2 Lower Ragsdale Drive, Suite 200
          Monterey, CA 93940

                                                      93940
   (Address of Principal Executive                  (Zip Code)
               Offices)

       Registrant's telephone number, including area code: (831) 333-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices of the common stock on The Nasdaq SmallCap Market of $1.25 on March 25, 2002, was approximately $3,762,858. As of March 8, 2002, there were 8,364,260 shares of the registrant's common stock outstanding, 3,010,286 of which were held by non-affiliates.

                      Documents Incorporated by Reference

  Certain portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's 2001 fiscal year are incorporated by reference in Part III hereof.

                                    PART I.

Item 1. Business.

General

  On April 30, 2001, Earlychildhood LLC, a California limited liability company ("Earlychildhood"), and SmarterKids.com, Inc., a Delaware corporation ("SmarterKids.com"), combined (the "Combination") pursuant to a Contribution Agreement and Plan of Reorganization and Merger (as amended, the "Combination Agreement"), by and among Earlychildhood, SmarterKids.com, S-E Educational Holdings Corp., a newly-formed Delaware corporation jointly owned by Earlychildhood and SmarterKids.com, and S-E Educational Merger Corp., a wholly-owned subsidiary of S-E Educational Holdings Corp. Prior to the Combination, S-E Educational Holdings Corp. was renamed LearningStar Corp. ("LearningStar" or the "Company").

  As a result of the Combination, (1) Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of LearningStar, (2) all outstanding membership interests in Earlychildhood were exchanged for the right to receive that number of shares of LearningStar common stock as set forth in the Combination Agreement and all options to purchase Earlychildhood membership interests were exchanged for options to purchase LearningStar common stock as set forth in the Combination Agreement and (3) each issued and outstanding share of SmarterKids.com common stock was converted into the right to receive one-eighth of one share of LearningStar common stock, each outstanding SmarterKids.com option was converted into an option to purchase LearningStar common stock and each outstanding SmarterKids.com warrant was cancelled in accordance with the terms of the Combination Agreement.

  The principal assets of LearningStar are the membership interests of Earlychildhood and the shares of SmarterKids.com owned by LearningStar. Earlychildhood and SmarterKids.com, directly or indirectly through their subsidiaries, hold substantially all of the assets of LearningStar's business. As more fully described herein, the Company's educational products division is conducted through Earlychildhood and its fundraising division is conducted through Educational Products, Inc., or EPI, a wholly-owned subsidiary of Earlychildhood. The Company's consumer division, which was comprised of the SmarterKids.com operations in 2001, has become the consumer distribution channel for the Company's educational products division. See "Recent Developments."

  The following discussion relates to the businesses of LearningStar, which are comprised of the combined businesses previously conducted by Earlychildhood and SmarterKids.com. For convenience, the terms the "Company," "LearningStar," "we," "our" and "us" are used in this report to refer to LearningStar and its subsidiaries collectively, unless the context requires the terms to refer to LearningStar individually.

Recent Developments

  Name Change. The Company's Board of Directors has approved, subject to stockholder approval, a proposal to change the Company's corporate name to "Excelligence Learning Corporation." The name change proposal will be presented for stockholder approval at the Company's 2002 annual meeting of stockholders.

  Reduction of Consumer Division. In late 2001, in order to bring its allocation of resources in line with anticipated revenue, the Company determined that it was in the best interest of the Company and its stockholders to significantly scale down the Company's consumer division, which was primarily comprised of the SmarterKids.com operations. As a result of this decision, an exit plan was developed which involved a reduction in the consumer division's operations, the conversion of the consumer division into the consumer distribution channel for the Company's educational products division and the relocation of the consumer division's operations from Needham, Massachusetts to the Company's headquarters in Monterey, California. The conversion was effective January 1, 2002 and, by January 31, 2002, substantially all of the employees in the consumer division had been terminated. The transfer to Monterey was completed in February 2002. Effective January 1, 2002, the Company ceased reporting the consumer division as a separate business segment.

  Amendments to Credit Facility. The Company's credit facility with GMAC Business Credit, LLC requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the facility. On March 13, 2002, the Company entered into an amendment to the facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, the Company entered into a second amendment to the facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company's peak inventory purchasing season. The Company's Chief Executive Officer has agreed to guarantee up to $500,000 of the additional loan availability under the facility. On July 31, 2002, the minimum excess availability requirement will reset to $4.0 million and the guarantee by the Chief Executive Officer will expire.

Company Overview

  LearningStar is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. LearningStar serves early childhood professionals, educators and parents by providing quality educational products and programs for children from infancy to 12 years of age. With its proprietary product offerings, a multi-channel distribution strategy and extensive management expertise, LearningStar aims to further children's education and to reinforce the connection between children's learning at school and at home.

  During fiscal year 2001, LearningStar operated in three business segments: educational products, fundraising and consumer, each of which is described below. Effective January 1, 2002, the Company ceased reporting the consumer division as a separate business segment. See "Recent Developments." As a result, certain information regarding the consumer division in this Annual Report pertains to the consumer division operating as the consumer distribution channel for the Company's educational products division and not as a separate business segment. Financial information, including revenues from external customers, a measure of profit or loss and total assets, for each segment of the Company during 2001 is contained in the financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1, which are incorporated herein by reference.

  Educational Products Division. The Company's educational products division includes the brand names Discount School Supply, or DSS, and Earlychildhood NEWS. Through its educational products division, the Company develops, markets and sells educational products through multiple distribution channels to early childhood professionals and parents. The Company also provides information to teachers and other education professionals regarding the development of children from infancy through age eight.

  Under the brand name Discount School Supply, LearningStar manufactures, imports and sells company-developed and third-party products focused on the early childhood market. The Company sells a wide variety of early childhood products in the following categories: active play, arts and crafts, carpets, dramatic play, furniture, infant and toddler, language, manipulatives, math, music, puzzles, sand and water, science and teacher resources.

  The principal component of the Discount School Supply product line is its comprehensive arts and crafts product offerings. Anchored by its company-developed lines of art materials, "BioColor" and "Colorations," DSS provides a wide variety of arts and crafts, art materials and accessories for use throughout the early childhood market. DSS also distributes third-party products, including brand names such as Crayola(R), Lego(R), and Elmer's(R).

  The Company's Discount School Supply catalog has been the primary vehicle for customer acquisition and sales in its educational products division. The Discount School Supply catalog is distributed three times annually to a growing customer base of education professionals, schools and parents. A refresher version of each of these catalogs is typically distributed 45 to 75 days after the initial distribution. The distribution of three catalogs enables the Company to adjust pricing and product strategies faster than competitors distributing catalogs less frequently. Included within the catalog are projects and curriculum ideas for using Discount School Supply products that are targeted to assist customers in educating children and in fostering their learning process. This educational content enables the Company to position the Discount School Supply catalog not only as a sales tool, but also as a learning resource for education professionals, teachers and parents. It also supports an extended useful life for the catalog that competing catalogs that only sell products may not be able to attain. For the fiscal year ended December 31, 2001, the Company distributed over 2.2 million Discount School Supply catalogs.

  The Company has warehouses across the United States located to optimize shipping and delivery efficiencies and to permit delivery of an order from Discount School Supply within 48 hours to over 90% of the U.S. population. See "Item 2. Properties." During fiscal year 2001, the Company achieved a greater than 97% success rate in shipping orders that were placed by 2:00 p.m., customer's local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a consistent competitive differentiator.

  Earlychildhood NEWS is the Company's award-winning print and web-based magazine focused on the growth and development of children from infancy through age eight. Earlychildhood NEWS offers information, curriculum and educational programs primarily to teachers and is published in print form six times annually. The most recently published version was mailed to approximately 50,000 readers. Earlychildhood NEWS is also published continually online at www.earlychildhoodnews.com. Readers of Earlychildhood NEWS may participate online in sharing boards, browse a reading room of selected articles and ask questions or participate in opinion polls. The objective of Earlychildhood NEWS is to bring teachers together to share information, ideas and products.

  Earlychildhood NEWS sponsors Newslink, a weekly opt-in e-mail program that brings its subscribers a collection of topical articles gathered from an array of news media. In addition, Newslink includes seasonal crafts and product specials linked to the Earlychildhood NEWS website.

  Earlychildhood NEWS also sponsors a Professional Development Program through the University of Wisconsin-Stout, home of the nation's second largest early childhood education program. Through the Professional Development Program, early childhood educators are able to improve their professionalism and to keep their credentials current. Since the Professional Development Program started in 1995, over 11,000 teachers have participated in the program. The Professional Development Program reinforces LearningStar's position as a resource for educational information and products.

  Fundraising Division. The Company's fundraising division sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations. These products are then resold by those parties as a fundraising device for the benefit of a particular school or other community or student program.

  Through its fundraising division, the Company offers products and programs to support several different fundraising alternatives, including traditional sales programs of gift wrap or candy and its company-developed product called "SchoolWrapPacks." SchoolWrapPacks are school supply sets individually packaged to the specifications of individual teachers and are designed to meet the needs of their classrooms. The Company primarily sells SchoolWrapPacks to parent teacher associations, or PTAs, which then resell the product to parents as a fundraising activity. This program provides parents and teachers with a convenient and cost-effective way to purchase school supplies, while simultaneously supporting the school's fundraising efforts. During the back-to-school season of 2001, the Company sold approximately 860,000 SchoolWrapPacks, which sales generated approximately 83% of the fundraising division's consolidated sales for the fiscal year ended December 31, 2001.

  Consumer Division. Effective January 1, 2002, the Company's consumer division became the consumer distribution channel for its educational products division. See "Recent Developments." As such, products offered in the Discount School Supply catalog may now be purchased on the SmarterKids.com website.

  The SmarterKids.com website integrates company-developed products with carefully selected products from third parties, and then provides helpful content and interactive tools with an intuitive and easy-to-use website to create a personalized shopping experience for its customers. Because the Company is focused on education, many of the products offered on the SmarterKids.com website often may not be found on other websites that offer children's products. Through the Company's patent-pending evaluation and recommendation process, parents are able to profile their child's learning needs and goals and match the profile results to appropriate products and/or activity choices. The SmarterKids.com website provides educational content, including product reviews, to help its customers find quality products and make informed purchase decisions tailored to a particular child's developmental needs and learning goals.

Industry Overview

  The Company's business is concentrated in the educational products industry. The educational products industry consists of the sale of educational school supplies, furniture and equipment (excluding textbooks) to school districts, individual schools, child care programs and teachers who purchase products for school and classroom use.

  The demand for educational products is fundamentally driven by the size of the preschool and elementary school-age population and levels of student enrollment. According to the U.S. Department of Education, the preprimary school-age population (consisting of children ages three to five) is expected to be approximately 11.6 million by 2007 and the elementary school-age population (consisting of children ages five to thirteen) is expected to be approximately 35.2 million that same year. The U.S. Department of Education also estimates that enrollment in kindergarten through eighth grade will be
37.3 million by 2007. The Company believes that, given the size of the preschool and elementary school-age populations and levels of student enrollment, the educational products industry will continue to experience significant demand in coming years.

  The demand for educational products is also driven by expenditures on child care services. The Child Care and Development Fund of the U.S. Department of Health and Human Services has reported that expenditures on federal child care programs have risen steadily from $5.3 billion in 1998 to $6.8 billion in 1999 to $7.9 billion in 2000. In 2000, state spending on child care services increased to $3.8 billion, with $275 million alone spent on improving the quality of child care services. Given the Company's focus on sales of educational products to children in preschool and elementary school, the Company believes that it will benefit from this increased spending on child care programs.

  The educational products industry is also dependent on the number of schools and teachers educating the preschool and elementary school-age populations. According to the U.S. Department of Education, in 2000, there were approximately 16,000 school districts, 92,000 elementary schools and 3.3 million elementary school teachers in the United States. Because the population of children is expected to remain high, the Company believes that these figures will not significantly decrease in the near future, and may increase as education professionals, school administrators and parents demand that classroom size be decreased in order for children to learn more effectively.

  Academic research continues to highlight the importance of learning in the early age groups, i.e. ages one through seven, and the media is increasingly focusing on the importance of parental involvement during this critical stage of growth and brain development. The Company believes that parents are taking on an increasingly significant role in setting educational standards for their children's development. In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly selecting and purchasing a wide variety of educational products for their children to use at home. With thousands of educational products to choose from and few reliable sources of information, parents are faced with the challenge of finding quality educational products and selecting the right products for their children. Through LearningStar, parents have access to comprehensive and trusted educational content and product information to help them make informed purchase decisions regarding their child's learning.

Competitive Strengths

  The Company has positioned itself as a key player in the educational products industry by focusing on its company-developed products, competitive pricing, effective customer service and delivery, the distribution and redistribution of its Discount School Supply catalog six times per year and an aggressive marketing strategy. The Company aggressively markets its art materials and consumables, for example, by featuring paints, craft materials and paint accessories foremost in its catalogs and on its websites and by utilizing these products in workshops for teachers. While its competitors also feature products in this category and even offer out-sourced, private-labeled paints, the Company develops and manufactures paint formulations in-house. This allows the Company to exclusively offer products such as "BioColor" and "Liquid WaterColor," to have greater control of product availability and to improve its margins. The Company tries to enhance its product offerings by providing its customers with information regarding activities in which such products can be used, allowing certain customers to participate in workshops and giving certain customers access to other services offered by the Company. For example, the Company's print and online publication of Earlychildhood NEWS, as well as its online sharing boards and product promotions, provide an opportunity for teachers to obtain and share information about product uses and learning experiences critical to advancing the quality of early childhood education. As customers increasingly interact with and become aware of the Company's many distribution methods, including the Discount School Supply catalog and website, Earlychildhood's direct sales force, EPI's fundraising programs and website, the Company seeks to become synonymous with convenience, quality and value.

  By joining its SmarterKids.com website during the past year more closely to the core school-based business of DSS, the Company plans to reinforce its unique selling proposition: that parents may choose for their children at home the same products that teachers choose for classroom use. The Company plans to link the SmarterKids.com website to the Discount School Supply website, and using the Company's various distribution channels, including its Discount School Supply catalog, Earlychildhood NEWS, its sales force and its websites, to identify the SmarterKids.com website as the channel through which consumers can access substantially all of the Company's products. The Company intends to utilize cross-marketing initiatives to encourage teachers to refer parents to the SmarterKids.com website.

  The Company believes that its competitive strengths include, among other things, the following:

  Company-Developed Products. The Company exclusively distributes its company-developed products in the United States, and, in certain cases, has assigned international distribution rights to third parties. Through the research, development and marketing of its own brands, the Company is able to monitor and control the quality of many of its products, as well as offer high quality items at competitive prices while realizing favorable profit margins.

  Workshops for Education Professionals. The Company aggressively markets its products by offering a menu of free workshops to teachers and owners and directors of child care centers. The workshops, which are conducted by members of the Company's national sales force, allow the Company to make hands-on demonstrations of its products. These workshops have resulted in increased sales, customer retention and competitive margins, as most of the products demonstrated in the workshops are company-developed and exclusively distributed by LearningStar. The programs also provide a human face to the Company that a catalog alone cannot reproduce.

  Contextual Merchandizing. The Company merchandizes its products in an effort to maximize the educational benefit to each of its customers. For example, its sales force is trained to understand which products are relevant to pre-kindergarten children and which products are more educationally appropriate for children in kindergarten or above. The Company believes that this tailored, or "contextual," merchandizing has helped to foster a long-term bond between its sales force and its customers because its customers tend to view their sales representatives as knowledgeable and discerning advocates for children.

  Compelling Educational Content and Educational Expertise. LearningStar employs educators and product development professionals who work together to select products with educational value and compile other resources, including educational articles, parenting advice and product reviews, for its customers. In addition, the Company's national sales force is comprised of education consultants who are familiar with the pre-school and elementary school environment and the demands placed on early childhood educators' time. The Company's free services, including e-mail, subscriptions to Earlychildhood NEWS, and its opt-in email program Newslink, provide information, curriculum and educational programs that supplement the Company's product offerings. In addition, the SmarterKids.com website integrates content with access to products highlighted in such content. For example, the Family Resource Center, which shares content with Earlychildhood NEWS, suggests educational activities that parents can share with their children and identifies products to implement and expand these activities. The Teacher Talk Glossary helps parents understand commonly used educational terms and SmarterTips helps parents prepare their children for standardized tests. The SmarterKids.com website also offers SmarterSites, a link which connects parents to other relevant educational websites. The SmarterKids.com website offers parents two exclusive monthly columns authored by noted education professionals: "TotTime" by Jean Warren, publisher of the website www.preschoolexpress.com, and "SmarterParents" by Dr. Ronnie Ginsburg, a licensed psychologist specializing in young children.

  Convenient and Easy-to-Use Websites. Each of the Company's websites is convenient and easy to use. The Earlychildhood website offers secure shopping through the link to www.discountschoolsupply.com. The Earlychildhood website also offers content from Earlychildhood NEWS, information about the Company's programs, such as Smarter Discount Rewards, through which, based upon their purchases, parents can identify a school to receive credits that may be used to purchase educational products for its students, and "Roots & Shoots for Young Children," a partnership between Earlychildhood NEWS and the Jane Goodall Institute that teaches empathy education to children. The SmarterKids.com website is organized around age and grade levels, which is the way that parents typically think about the educational development of their children. Each of the Company's websites offers search and browsing capabilities that enable parents to find products easily and can be accessed 24 hours a day, seven days a week.

Products and Services

  The Company provides educational products and offers services to teachers, other education professionals and consumers. The Company combines its expertise in children's education with the sale of company-developed products and a diverse selection of third-party products to assist education professionals and parents in sharing information, ideas and products. Through its various distribution channels, the Company has streamlined merchandising and distribution of its products and services to ensure that customers can access the Company's products conveniently and effectively. To promote and sell its products, the Company relies on its wide-scale distribution of the Discount School Supply catalog, its presence at industry trade gatherings and its dedicated sales force. By making the SmarterKids.com website the consumer distribution channel for the Company's educational products division, the Company hopes to combine its expertise in children's education with sophisticated product analysis to help parents make better purchase decisions for their children.

  In 2002, the majority of the products offered to consumers on the SmarterKids.com website will be those products which were previously offered primarily to teachers and other education professionals. By offering consumers products that are chosen by teachers and approved for school use, the Company hopes to maximize its position as a developer, manufacturer and retailer of educational products. In some instances, these products may be offered to consumers in different packaging, different sizes or with special instructions appropriate for home use.

  Original Company-Developed Products. The principal component of the Company's product line is its comprehensive arts and crafts product offerings. Anchored by "BioColor" and "Colorations," the Company provides a wide variety of arts and crafts materials and accessories to children throughout the early childhood market. The Company also sells SchoolWrapPacks to the lower elementary school market, which are in turn resold through fundraising programs.

  Broad Selection of Third-Party Products. In addition to its company-developed products, the Company offers a broad assortment of carefully reviewed and selected third-party educational products, including brand names such as Crayola(R), Lego(R), and Elmer's(R). These products enhance the Company's product offerings, allowing the Company to reach teachers and other education professionals looking for a diverse range of products to fulfill the educational needs of the children in their classroom. The Company is continually updating its product line based on customer responses and sales feedback monitored by its product specialists.

  Carefully Selected and Reviewed Educational Products. The Company only sells products in its Discount School Supply catalog and on the SmarterKids.com website that meet its quality standards. The Company consults with certified educators who assist the Company in selecting products that have educational or developmental value. Once selected, each product is put through a review process to determine its suitability based on the skills taught, effectiveness in addressing each skill, the appropriate grade level(s), the learning style and occasion for use. Consumers are also offered the opportunity to review products. The Company provides product reviews prepared by third parties on the SmarterKids.com website. LearningStar believes that, by using the Company's proprietary technology on the SmarterKids.com website, consumers can more easily find products that meet a particular child's educational and developmental needs.

Marketing and Sales

  The Company utilizes three primary channels to market and promote its products:

  Catalogs. Catalogs represent the Company's primary outreach channel and are an important component of the Company's customer acquisition and branding efforts. Unlike its principal competitors who send out only one catalog per year, LearningStar distributes three different catalogs per year (with a redistribution of the same catalog with a different cover in between new catalogs) under its Discount School Supply brand name. Distributing three different catalogs per year provides the Company with flexibility to change prices and calibrate pricing to customer response rate. The Discount School Supply catalogs are distributed in the months of January (edition redistributed in March), May (edition redistributed in July) and August (edition redistributed in September) to coincide with the periods when school purchasing decisions are generally made. The Company distributed over 2.2 million Discount School Supply catalogs during the fiscal year ended December 31, 2001.

  Direct Sales Representatives. As of December 31, 2001, the Company's sales force consisted of 55 sales representatives. Of those representatives, 13 members acted as education consultants focused on catalog sales through the Company's educational products division, and 42 focused on sales through the Company's fundraising division. Sales representatives promote company-developed products, such as "BioColor" and "Colorations," and programs such as "SchoolWrapPacks," to teachers and administrators through in-school demonstrations and workshops that are designed to elicit higher customer response and better retention rates. Within the fundraising division, sales representatives educate PTAs and teachers about the benefits and convenience associated with SchoolWrapPacks and the Company's other products.

  Online Marketing. The Earlychildhood website has been designed to become one of the principal vehicles used by the Company to reach customers and provide them with an array of information and services related to the educational products and fundraising division's product lines. The Company promotes its SmarterKids.com website through the Earlychildhood website by encouraging teachers to refer parents to SmarterKids.com for the same products teachers choose for the classroom. In addition, e-mail is an important vehicle through which the Company communicates with its customers. The Company can personalize information and make offers to specific subsets of customers based on past sales, which the Company believes enhances its relationship with those customers. In addition, through programs managed by LinkShare, a promotional, accounting and billing service for web affiliates, the Company has relationships with over 2,000 websites that feature links to its SmarterKids.com website. These websites range from online malls to the websites of individuals. The Company pays LinkShare a monthly commission based on net sales that result from referrals through the LinkShare service.

Seasonality

  A significant portion of the sales in the Company's educational products and fundraising divisions occurs in the third quarter, coinciding with the start of the U.S. school year. Historically, a significant portion of the sales in the Company's consumer division occurred in the fourth quarter, coinciding with the holiday shopping season. Consequently, the Company's results of operations for the 2001 fiscal year depended largely on third and fourth quarter results. The Company believes that its results of operations for the fiscal year 2002 will not be dependent on fourth quarter results due to the scale down of its consumer division. See "Risk Factors--Our businesses are highly seasonal" and "Recent Developments--Reduction of Consumer Division."

Customers and Suppliers

  The Company sells its products to institutions, such as public and private schools, school districts, early learning centers, child care programs and PTAs, as well as to parents and education professionals, such as school teachers, administrators, purchasing directors and supervisors. The Company is not dependent on any single customer or group of customers. For the fiscal year ended December 31, 2001, the Company's largest customer accounted for less than 2% of the Company's sales.

  The Company purchases services, products and materials from over 650 suppliers. As such, the Company does not have significant supplier concentration and experiences little or no supplier risk, as most of the product sources are standard and obtainable from multiple vendors. The Company also sources a significant number of its products overseas. Products sourced overseas accounted for approximately one quarter of the Company's sales for the fiscal year ended December 31, 2001.

Competition

  Competition in the educational products industry is based on price, timely service and product selection. The major companies competing in the educational products industry are School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Companies, ABC School Supply, Inc., U.S. Toy Company and The J.L. Hammett Early Childhood Division. The Company also competes, to a much lesser extent, with mass market retail chains such as Kmart, Target and Wal-Mart, as well as with retail and online book sellers and toy stores, including Toys "R" Us, Barnes and Noble, Kay Bee Toys and Amazon.com. The Company believes that the primary advantage it has over its competitors is its combination of a very aggressive pricing structure with its range of proprietary products and customer services.

  The Company believes that the following factors are essential for it to remain competitive in its industry:

  .  increased brand recognition and trust;

  .  enhanced ability to attract and retain consumers;

  .  expanded breadth of product selection; and

  .  aggressive product pricing.

Intellectual Property

  LearningStar regards the protection of its intellectual property as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws, license agreements and contractual restrictions to establish and protect its proprietary rights, including rights in its products and in website architecture and technology, content and services. The Company has entered into confidentiality and invention assignment agreements with certain employees and contractors in order to limit disclosure of its proprietary information and to protect its ownership interest in its website architecture and technology. However, the Company cannot ensure that these contractual arrangements or the other steps taken by it to protect its intellectual property will prove sufficient to prevent misappropriation of its technology or deter independent third-party development of similar items.

  The Company conducts business on the Internet by utilizing a variety of trademarks and domain names. There are a number of other trademarks and domain names similar to the Company's. An infringement action could be brought against the Company at any time by the owners of these trademarks and domain names and there is a risk that such owners would overcome any defenses that the Company could raise. If the owners of such trademarks and domain names were to prevail in such an action, the Company could lose the ability to use its trademarks and domain names and could be subject to substantial damages. Because certain of the Company's trademarks are descriptive marks, there is also a risk that third parties might use trademarks that are similar to the Company's. If third parties began using trademarks similar to the Company's trademarks, it could adversely affect the Company's business by materially decreasing the value of its trademarks and harming its brands and reputation. If the Company is required to change any of its trademarks or domain names, it could lose customers and brand equity, which would have a material adverse effect on the Company's business and financial condition. Although the Company may attempt to acquire or license the right to use potentially relevant third-party trademarks and domain names, it may not be successful.

  The following is a list of the Company's registered trademarks and service marks: SmarterKids.com(R), SmarterKids(R), Smart Kids'(R), Virtual Knowledge(R), Virtual Entertainment(R), Early Childhood NEWS(R), Flexitemp(R), Little Bit O' Paint(R), Basic Brights(R), First Art(R), The Imagination Playground(R), BioColor(R), Rainbow(R), Dandi-Li-On(R), Squeezables(R), LifeLong Learning Starts Here(R), Proboard(R), EPI(R), Econoboard(R) and the design logo of a child reaching for a star. The Company also has the following pending trademarks and service mark applications: Excelligence, Colorations, Colors Like Me, BioPutty, Child Care Central, Completing the Circle Between Teachers and Parents, Moo-Nay, and School Wrap Pac. The Company has the following registered patents: Foam Paint Set and BioColor (German patent registration). In addition, the Company has pending patent applications relating to the SmartPicks product selection algorithm it uses on the SmarterKids.com website, for a portable cot apparatus and for an expanding paint medium.

Technology

  The Company has implemented a broad array of scalable systems for catalog and website management, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, warehouse management, office administrative services and accounting. These systems use a combination of proprietary and commercially-available technologies.

  The Company develops or selects systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. The Company's transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that the Company expects to encounter. The Company utilizes load balancing systems and redundant equipment to provide for fault tolerance.

  The Company's systems infrastructure is supported in-house at its corporate headquarters in Monterey, California. In the third quarter of 2001, a generator was added to the Monterey location for protection against power outages. In February 2002, the SmarterKids.com website technology was relocated from Exodus Communications in Waltham, Massachusetts to the Company's corporate headquarters. Most of the systems are monitored 24 hours a day, seven days a week through applications and technology that contact systems personnel when problems are identified. Systems backups are done on a regular cycle, and tapes are stored both in-house and offsite at a secure facility.

Governmental Regulation

  The Company is subject to the provisions of the Consumer Product Safety Act, which enables the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury. The Consumer Product Safety Commission may also require the repurchase by the manufacturer of articles that are banned. Similar laws exist in some states. In addition, the Company's manufacturing operations are subject to numerous federal, state and local environmental and occupational health and safety laws and regulations, which include laws and regulations governing waste disposal, air and water emissions, workplace exposure and other matters. All art materials produced by the Company are evaluated and certified as non-toxic by the Duke University Department of Occupational and Environmental Health. These products are packaged in accordance with federal labeling standards for art materials.

  The Company's catalog business, like the catalog industry in general, is subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products sold by the Company. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so.

  The Company is also subject to various other federal, state and local laws and regulations applicable to its business. LearningStar believes that it is in substantial compliance with these laws and regulations.

Backlog

  The Company has no firm backlog. The Company's customers typically purchase products on an as-needed basis. The Company believes that, as of December 31, 2001, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories.

Employees

  As of December 31, 2001, the Company and its subsidiaries had 398 full-time employees, including 232 in its educational products division, 142 in its fundraising division and 24 in its consumer division. From time to time, the Company also employs independent contractors to support its operations. The Company has not experienced any work stoppage and considers its relations with its employees to be good. None of the Company's employees belongs to a collective bargaining unit.

  During the fourth quarter of 2001 and continuing into the first quarter of 2002, the Company reduced its workforce by approximately 15% in its educational products division, 7% in its fundraising division and 70% in its consumer division.

Forward-Looking Statements

  Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (the "Commission") (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. LearningStar has based its forward-looking statements on current expectations and projections about future events and does not undertake to update any forward-looking statements that may be made by or on behalf of the Company in this Annual Report or otherwise.

  When used in this Annual Report on Form 10-K and in other statements made by or on behalf of the Company, the words "believes," "anticipates," "expects," "plans," "intends," "expects," "estimates," "projects" and other similar expressions, which are predictions of or indicative of future events and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about LearningStar and its subsidiaries include, but are not limited to, the following:

  . the Company's inability to diversify product offerings and expand in new and existing markets;

  . changes in general economic and business conditions and in the educational products or e-retailing industry in particular;

  . the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than LearningStar or develop a competing line of proprietary products;

  .  the level of demand for the Company"s products;

  . fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company"s cost of inventory purchased; and

  .  other factors discussed under "Risk Factors."

  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

Risk Factors

  Set forth below are certain risk factors related to the Company's business. The risk factors described below may not include all of the risk factors that could affect future results. Actual results could differ materially from those anticipated as a result of various factors, including those set forth in the following risk factors and in other Company reports on file with the Commission from time to time.

  We have incurred significant operating losses on a consolidated basis to date and we may not achieve profitability if we are unable to increase our revenues while reducing operating costs.

  In order to achieve profitability, we need to generate greater revenues and operating profits while significantly reducing costs and operating expenses. We incurred a net loss of $36.0 million for the fiscal year ended December 31, 2001. Included in the net loss was an impairment charge related to the carrying value of long-lived assets in our consumer division of $29.6 million, and merger integration charges related to the Combination of $1.8 million. Also included in the loss is amortization of goodwill and other intangible assets and a one-time charge related to the early extinguishments of debt of $5.5 million and $0.5 million, respectively. A tax benefit primarily related to the impairment charge of $6.5 million is also included as a reduction in the net loss for the year. We have implemented significant cost cutting measures in an effort to achieve profitability. Since the closing of the Combination, we have eliminated 15% of the workforce in our educational products division and 7% of the workforce in our fundraising division. We also closed our facility in Needham, Massachusetts and terminated substantially all of the employees at that facility. Other cost cutting measures include a freeze on salary increases and hiring during 2002, the suspension of matching contributions to our 401(k) retirement plan and a shift of a portion of our health care insurance costs to our employees. In addition, 15 members of our senior management team have agreed to a 10% salary deferral for a portion of 2002.

  These cost cutting measures may not be sufficient and, as such, we may continue to incur losses. Continuing losses could significantly reduce our ability to achieve profitability and result in a further decline of our stock price. If we are unable to achieve profitability, our results of operations will be materially and adversely affected.

  Restrictive loan covenants may limit our ability to draw down on our credit facility, which could adversely affect our results of operations and our financial condition.

  Our business is capital intensive and requires significant levels of inventory leading up to our peak business period, which we fund via our $25 million secured credit facility with GMAC Business Credit, LLC (the "GMAC Facility"). The GMAC Facility contains certain covenants which require us to satisfy ongoing financial requirements and which may limit our ability to make capital expenditures during the term of the facility. Our borrowing availability under the GMAC Facility is calculated daily on a formula basis that is determined based on the carrying amounts of our eligible inventory at cost and eligible receivable balances.

  As of December 31, 2001, we were in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, we entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants under the GMAC Facility. On March 21, 2002, we entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during our peak inventory purchasing season. In connection with the execution of the second amendment, our Chief Executive Officer agreed to guarantee up to $500,000 of the additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement will reset to $4.0 million and the guarantee by our Chief Executive Officer will expire.

  As of December 31, 2001 and March 22, 2002, we had outstanding borrowings of $5.6 million and $6.2 million, respectively, under the GMAC Facility and available borrowing capacity of $0 and $2.6 million, respectively. We cannot ensure that amounts available under the GMAC Facility will be sufficient to fund our liquidity needs. Our ability to fund our operations, make scheduled debt payments and planned capital expenditures and to remain in compliance with financial covenants under the GMAC Facility will depend on our future operating performance and cash flow, which in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

  We are dependent upon the size of the preschool and elementary school-age populations, levels of enrollment and expenditures per child in child care programs and elementary schools.

  Our ability to grow our business and achieve profitability depends in part on the size of the population in early childhood programs, preschools and elementary schools, the levels of enrollment of such population in child care centers and elementary schools and the level of expenditures per child in child care programs and elementary schools. The level of enrollment in early childhood programs and preschools depends in part on parents' attitudes toward early childhood education, while the level of student enrollment in elementary schools is largely a function of demographics. Expenditures per child are a function of prevailing political and social attitudes toward education, as well as government budgets. Any significant and sustained decline in the size of the preschool and elementary school-age populations, levels of enrollment and/or expenditures per student could have an adverse effect on our business, financial condition and results of operations.

  Our business is highly seasonal and our annual results are highly dependent on the success of our third quarter results.

  We are affected by seasonal shopping patterns. A significant portion of the sales in our educational products and fundraising divisions occur in the third quarter, coinciding with the start of the U.S. school year. As a result, our results of operations for the entire year depend largely on third quarter results. We typically earn between 45% and 50% of our annual net revenues in the third quarter and operate at a net loss in the other quarters. Factors that could cause our sales and profitability to suffer due to this seasonality include:

  .  the availability of and customer demand for particular products;

  . unfavorable economic conditions, which decrease consumer confidence and lower consumer discretionary spending;

  . the inability to purchase or maintain appropriate inventory levels, which levels, if too low, could cause fulfillment delays of high demand product and, if too high, could leave the Company with excess inventory of unpopular products; and

  . the inability to hire adequate temporary personnel in the third and fourth quarters.

  This seasonality causes our operating results to vary significantly from quarter to quarter.

  Our operations could be disrupted if our information systems fail.

  Our businesses depend on the efficient and uninterrupted operation of our computer and communications software and hardware systems. We regularly make investments to maintain, enhance and replace these systems. We must assess and, if deemed necessary, appropriately expand the capacity of our information systems to accommodate the anticipated growth of the Company or our operations could suffer.

  We also depend heavily on certain software that is utilized in our order-taking, customer service, inventory management, and fulfillment operations. If problems with this software develop, our operations could be slowed or interrupted, reducing the volume of goods sold and shipped and the attractiveness of products, services and information offered, causing damage to our reputation.

  We are subject to intense competition which may impede or prevent us from attaining greater market share and could impair the growth of our revenues.

  Intense competition and increased consolidation, which could result in one company's dominance in the marketplace, may result in loss of market share for us and ultimately reduce our revenues. We directly compete with companies such as School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Companies, ABC School Supply, Inc., U.S. Toy Company, and J.L. Hammett Co.'s Earlychildhood Division. There has been consolidation among these competitors over the last several years; specifically, Beckley Cardy Co. and Childcraft Education Corp. were purchased by School Specialty, Inc. In addition, some competitors, such as The Kaplan Companies and School Specialty, Inc., have launched successful websites that compete with our websites.

  We also compete, to a lesser extent, with mass market retailers such as Kmart, Target and Wal-Mart, as well as with retail and online book sellers and toy stores, including Toys "R" Us, Barnes and Noble, Kay Bee Toys and Amazon.com. These companies have greater brand recognition and greater financial, marketing and other resources than we do. We could be at a disadvantage in responding to these competitors" merchandising and pricing strategies.

  Our sales and profitability could suffer if, among other things:

  .  new competitors enter markets in which we are currently operating;

  . our competitors pursue an aggressive manufacturing program for a competing line of similar company-developed products;

  . our competitors implement pricing strategies that are more aggressive than ours;

  .  our competitors expand their operations;

  . our competitors recreate our operating strategies, specifically the manufacture and importation of company-developed products; or

  .  our competitors adopt merchandising strategies similar to ours.

  If our suppliers and distributors alter purchasing terms, our margins and profitability will suffer.

  Many of our suppliers provide incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A reduction or discontinuation of these incentives could increase costs and decrease our margins and profitability.

  If a shipment of products that we import is interrupted or delayed, our inventory levels and sales could decline.

  We import some of our product offerings from foreign manufacturers. These foreign manufacturers are located in countries such as Japan, China, Taiwan, Germany and South Korea. We are subject to the following risks inherent in relying on foreign manufacturers:

  .  the inability to return products which could result in excess inventory;

  . fluctuations in currency exchange rates which could potentially result in a weaker U.S. dollar in overseas markets, increasing the cost of inventory purchased;

  . transportation delays and trade restrictive actions by foreign governments which could result in delays in shipping products to our customers;

  . the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes; and

  .  trade infringement claims.

  Interruptions or delays in our imports could cause shortages in product inventory and a decline in our sales unless we secure alternative supply arrangements. Even if we could locate alternative sources, these alternative products may be of lesser quality or more expensive. Our sales could also suffer if our suppliers experience similar problems with foreign manufacturers.

  We are dependent on certain key employees.

  Our business depends to a significant extent on the abilities and continued service of current executive officers and senior management, including Ron Elliott, our Chief Executive Officer. If Mr. Elliott, or any other key employee becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, our business could be adversely affected. Although we have employment contracts with certain of our key executives, including Mr. Elliott, we do not have agreements with other key members of our management. We do not have and do not intend to obtain key person life insurance covering any of our executive officers or other members of our management.

  We may be unable to protect our intellectual property, which could impair brand and reputation.

  Our efforts to protect our proprietary rights may be inadequate. We regard our intellectual property as important to our marketing strategy. To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants and suppliers. However, a third party could, without authorization, copy or otherwise appropriate information from us. Furthermore, certain of our trademarks are descriptive marks that have not been and likely will not be registered with the United States Patent and Trademark Office, and third parties may use trademarks similar to ours, potentially diminishing our brand name and reputation. Employees, consultants and others who participate in development activities could breach their confidentiality agreements, and we may not have adequate remedies for any such breach. If we fail or are unable to protect our proprietary rights, it could materially decrease our value and our brand and reputation could be impaired. See "--Intellectual Property."

  The cost of materials used to manufacture our products is subject to volatility, which could reduce our profitability.

  The unavailability of raw materials or a substantial increase in their prices could reduce our profitability and have a negative impact on our stock price. We currently sell certain company-manufactured products, including non-toxic tempera paints, finger paints, glues and other water-based art mediums. We may, from time to time, experience difficulty in obtaining adequate raw material requirements at competitive prices, and experience shortages of raw materials used in our manufacturing process, which could reduce our profitability.

  We are subject to regulation by federal and state environmental authorities and may be subject to environmental claims relating to our manufacturing processes.

  If we fail to comply with environmental laws and regulations in the manufacturing of our products, we may incur material liabilities in the form of administrative, civil, or criminal enforcement by government agencies or other parties, which would reduce our profitability and cause our stock price to decline. Our manufacturing operations are subject to numerous federal, state, and local environmental and occupational health and safety laws and regulations, which include laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, workplace exposure, and other matters.

  At this time, we are not required to make any material capital expenditures to remain in compliance with applicable environmental laws and regulations, but we may be required to do so in the future. We may also be required to make expenditures to maintain environmental control systems, to remedy spills or leaks of toxic materials stored in our facilities, or to dispose of hazardous materials like batteries required in our manufacturing process. These expenditures could reduce our profitability. In addition, the adoption of new environmental laws and regulations, changes in existing laws and regulations, or their interpretation, stricter enforcement of existing laws and regulations, or governmental or private claims for damage to persons, property, or the environment resulting from our business may force us to expend additional capital and resources on environmental compliance.

  We may be exposed to product liability lawsuits and other claims if we fail to comply with government safety standards.

  Children can sustain injuries from products that we sell and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that claims or liabilities may exceed all of our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are also subject to regulation by the Consumer Product Safety Commission and similar state regulatory authorities and certain of our products could be subject to recalls and other actions by these authorities. See "--Governmental Regulation."

  Certain of our affiliates have significant influence over us, which could limit our other stockholders' ability to influence corporate decisions.

  As of March 8, 2002, our Chief Executive Officer and two of our other stockholders, owned, in the aggregate, approximately 57% of our common stock on a fully-diluted basis. As a result, these stockholders, if they were to act together, would be able to control all matters requiring approval of a majority of our stockholders, including any merger, sale of assets and other significant corporate transactions. This control could:

  .  delay or prevent a change of control of the Company;

  . deprive our other stockholders of an opportunity to receive a premium for their common stock as a part of a sale of the Company or its assets; and

  .  negatively affect the market price of our common stock.

  Provisions of our charter and bylaws and Delaware law may have anti-takeover effects that could prevent a change in control of the Company.

  Certain provisions of the our restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of delaying or preventing a change of control of the Company.

  Our restated certificate of incorporation authorizes our board of directors to issue, without stockholder approval, shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay in the future for shares of our common stock. Our restated certificate of incorporation and amended and restated bylaws also provide that:

  . our board of directors may adopt, amend or repeal the bylaws or any provision of our restated certificate of incorporation, subject to stockholder approval. The affirmative vote of the holders of at least 75% of the voting power of all outstanding shares of our capital stock voting as a single class is required to adopt, amend or repeal the amended and restated bylaws or any provision of our restated certificate of incorporation;

  .  our stockholders may not take any action by written consent;

  . special meetings of our stockholders may be called only by the chairman of the board of directors or a majority of our board of directors and business transacted at any special meeting shall be limited to matters relating to the purposes set forth in the notice of the special meeting; and

  . our board of directors be divided into three classes serving staggered three-year terms.

  In addition, we are subject to certain "anti-takeover" provisions of the Delaware General Corporation Law which, subject to certain exceptions, restrict certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock, or an interested stockholder, for a period of three years from the date the stockholder becomes an interested stockholder.

Item 2. Properties.

  LearningStar's corporate headquarters are located at 2 Lower Ragsdale Drive in Monterey, California. The 26,000 square-foot leased office houses customer service, finance, operations, purchasing, marketing, graphic design, merchandising and product development, as well as the magazine, Earlychildhood NEWS. The lease for 17,000 square feet of the Company's corporate headquarters expires in April 2004 and a separate lease for the remaining 9,000 square feet expires in December 2004. The Company does not own any real property. Instead, it leases its facilities under non-cancelable agreements expiring in one to ten years. LearningStar believes that these facilities are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed.

  The Company leases a total of approximately 55,000 square feet dedicated to manufacturing its non-toxic paints and other art materials, which includes the following:

  . a 33,000-square-foot manufacturing facility in Salinas, California, pursuant to a lease that expires in August 2005;

  . a 20,000-square-foot manufacturing facility in Jacksonville, Florida, pursuant to a lease that expires in February 2004; and

  . a 2,000-square-foot innovation and quality control laboratory in Suwanee, Georgia, pursuant to a lease that expires in April 2003.

  The Company also leases a total of approximately 556,000 square feet of warehouse and office space, which includes the following:

  .a 122,000-square-foot warehouse in Salinas, California, pursuant to a lease that expires in June 2007;

  . a 120,000-square-foot warehouse in Harrisburg, Pennsylvania, pursuant to a lease that expires in February 2011;

  . a 115,000-square-foot warehouse and offices in Dallas, Texas, pursuant to a lease that expires in December 2007;

  . a 95,000-square-foot warehouse and offices in Houston, Texas, pursuant to a lease that expires in December 2005;

  . a 54,000-square-foot warehouse in Jacksonville, Florida, pursuant to a lease that expires in February 2004; and

  .a 50,000-square-foot warehouse in Dallas, Texas, pursuant to a lease that expires in December 2007.

  The Company also leases 39,000 square feet of office space in Needham, Massachusetts, pursuant to a lease that expires in October 2004. The Company used this facility to house the SmarterKids.com operations until February 2002, when those operations were moved to Monterey, California. The Company is currently in the process of seeking a subtenant for this facility.

Item 3. Legal Proceedings.

  LearningStar and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on LearningStar's consolidated results of operations, financial position or cash flows.

  On September 19, 2001, LearningStar entered into a settlement agreement, which was subsequently amended on November 12, 2001, with LearnStar, L.P. ("LearnStar") in connection with a complaint LearnStar filed in the United States District Court for the Northern District of Texas against LearningStar in July 2001 claiming, among other things, trademark infringement and false designation of origin, on the basis that the "LEARNINGSTAR" mark and logo is sufficiently similar to LearnStar's "LEARNSTAR" mark and logo to cause consumer confusion. Pursuant to the settlement agreement, LearningStar has agreed, among other things, to formally change its corporate name by May 15, 2002. LearningStar is currently doing business as Excelligence Learning Corporation and intends to submit the new name for stockholder approval at its 2002 annual meeting of stockholders.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                   PART II.

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters.

  The Company's common stock is currently traded on The Nasdaq SmallCap Market under the symbol "LRNS." The Company's common stock began being publicly traded on May 1, 2001 following consummation of the Combination. The following table sets forth the high and low price per share of the Company's common stock since May 1, 2001:

   Year Ended December 31, 2001                                     High   Low
   ----------------------------                                     ----- -----
   Fourth Quarter.................................................. $3.32 $0.90
   Third Quarter...................................................  2.76  1.10
   Second Quarter(/1/).............................................  5.60  2.50
   First Quarter...................................................   N/A   N/A

  --------
  (1) Reflects trading from May 1, 2001 through June 30, 2001.

  On March 8, 2002, there were 8,364,260 outstanding shares of the Company's common stock held by 60 holders of record.

  The Company has not paid and does not presently intend to declare cash dividends. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, results of operations, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends, future prospects and other factors deemed relevant to such determination by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  On April 30, 2001, in connection with the Combination, the former holders of membership interests in Earlychildhood contributed all of their membership interests to LearningStar and, in exchange therefor, LearningStar issued 5,798,573 shares of its common stock to those former Earlychildhood members. The shares of LearningStar common stock issued to the former Earlychildhood members were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Item 6. Selected Financial Data.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                (in thousands, except share and per share data)

  The following statements of operations and balance sheet data have been derived from the audited consolidated financial statements of LearningStar Corp. and its predecessor entities. The historical results presented herein are not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

                              Years Ended December 31,
                             ----------------------------------
                                                                  Nine    Fiscal
                                                                 Months    Year
                                                                  Ended    Ended
                                                                December   March
                                                                   31,      31,
                             2001(/1/)        2000    1999(/2/) 1998(/4/)  1998
                             ---------       -------  --------- --------- -------
   Statement of Operations
    Data:
   Revenues................  $  92,849       $80,400   $61,034   $20,786  $18,597
   Gross profit............  $  33,102       $29,739   $23,808   $ 8,632  $ 7,808
   Selling, general and ad-
    ministrative expenses..  $  37,435       $30,472   $18,931   $ 6,574  $ 7,774
   Impairment charges......  $  29,580       $    --   $    --   $    --  $    --
   Merger integration
    charges................  $   1,773       $    --   $    --   $    --  $    --
   Amortization of goodwill
    and other intangible
    assets.................  $   5,485       $   964   $   653   $    36  $    12
   Income (loss) from oper-
    ations.................  $ (41,171)      $(1,697)  $ 4,224   $ 2,022  $    22
   Net income (loss).......  $ (35,610)(/3/) $(3,601)  $ 2,413   $ 1,649  $  (140)
   Pro forma net loss per
    share--basic
    and diluted............  $   (4.79)(/3/)
   Shares used in pro forma
    per share calculation--
    basic and diluted......  7,433,503(/3/)
                                      As of December 31,
                             --------------------------------------------
                                                                           As of
                                                                           March
                                                                            31,
                               2001           2000      1999      1998     1998
                             ---------       -------  --------- --------- -------
   Balance Sheet Data:
   Cash and cash equiva-
    lents..................  $   1,623       $   181   $   151   $    29  $    --
   Total assets............  $  44,652       $38,087   $28,915   $ 8,443  $ 6,116
   Working capital.........  $  12,484       $11,877   $ 7,959   $   884  $   301
   Long-term debt, net of
    current portion........  $      14       $ 7,250   $ 9,087   $ 2,116  $ 1,986
   Equity..................  $  27,574       $18,436   $10,494   $ 2,054  $   590

  --------
  (1) On May 1, 2001, the Combination was completed. The financial information reflects the combined results of operations of LearningStar's predecessor, Earlychildhood, and SmarterKids.com subsequent to May 1, 2001.
  (2) On May 5, 1999, LearningStar's predecessor, Earlychildhood, acquired EPI. The financial information reflects the combined results of Earlychildhood's operations and the operations of EPI subsequent to May 5, 1999.
  (3) Net loss for the year ended December 31, 2001 reflects the pro forma income tax effect of LearningStar and its predecessor companies' income being subject to federal and state income taxes as a C corporation. The pro forma net loss basic and diluted per share information and shares used in pro forma per share calculation included in the statement of operations data for the year ended December 31, 2001 reflects the impact of the exchange of all of the membership interest in Earlychildhood for shares of LearningStar common stock in the Combination as of January 1, 2001 or date of issuance, if later.
  (4) Prior to April 1, 1998, the fiscal years of LearningStar's predecessor companies, Earlychildhood and QTL Corporation, ended March 31. On April 1, 1998, both predecessor companies changed their fiscal years to end on December 31. Accordingly, the fiscal year ended December 31, 1998 consists of nine months.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. LearningStar makes these forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Item 1--"Risk Factors."

Overview

  LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the Combination. Prior to the Combination, LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00, representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of LearningStar.

  Immediately following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members had a controlling interest in LearningStar immediately following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, the following discussion addresses the results of operations of Earlychildhood and its predecessor prior to April 30, 2001 and the financial position and results of operations of LearningStar thereafter. A further discussion of the Combination is included under "Combination with SmarterKids.com" below.

  LearningStar is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, LearningStar began operations in 1985. LearningStar utilizes multiple sales, marketing and distribution channels, including:

  . its Discount School Supply catalog, through which LearningStar develops, markets and sells educational products to early childhood professionals and parents;

  . EPI's fundraising programs, through which LearningStar sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations;

  . the SmarterKids.com website, through which LearningStar sells its educational products online to consumers; and

  . Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force which, as of December 31, 2001, numbered 55 people.

  On October 10, 2001, LearningStar announced its intention to change its corporate name to "Excelligence Learning Corporation" in order to avoid any potential confusion between the names "LearningStar Corp." and

"LearnStar L.P." See "Item 3--Legal Proceedings." LearningStar is currently doing business as Excelligence Learning Corporation and will submit the new name for stockholder approval at its 2002 annual meeting.

  In fiscal year 2001, LearningStar operated in three segments, Educational Products, Fundraising and Consumer. The Educational Products segment includes the brand names Discount School Supply and Earlychildhood NEWS. The Educational Products segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Educational Products segment also provides information to teachers and other education professional regarding the development of children from infancy through age eight. The Fundraising segment, conducted through EPI, sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities. The Consumer segment includes SmarterKids.com's operations, which sell educational products online to consumers through the SmarterKids.com website. Effective January 1, 2002, the Consumer segment became the consumer distribution channel of the Educational Products segment and ceased being reported by the Company as a separate business segment.

Combination with SmarterKids.com

  On November 14, 2000, Earlychildhood entered into the Combination Agreement to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of LearningStar. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase LearningStar common stock, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase LearningStar common stock and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood's members and option holders owned approximately two-thirds of LearningStar common stock on a fully-diluted basis.

  On April 30, 2001, the Combination was completed. The following table reflects LearningStar common shares and options to purchase common shares which were issued upon completion of the Combination:

                                                                Common
                                                                Shares   Options
                                                               --------- -------
     Issued in exchange for or conversion from:
      Membership interests in Earlychildhood.................. 5,605,269     --
      Shares of SmarterKids.com............................... 2,725,776     --
      Options of Earlychildhood...............................       --  193,304
      Options of SmarterKids.com..............................       --  463,748
      Warrants of SmarterKids.com.............................       --   26,802
                                                               --------- -------
                                                               8,331,045 683,854
                                                               ========= =======

  The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $49.1 million is based on the estimated fair value of shares of LearningStar common stock and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs.

Results of Operations

Revenues

  Revenues were $92.8 million, $80.4 million and $61.0 million for 2001, 2000 and 1999, respectively. The increase in revenue from 2000 to 2001 of 15.5% was primarily due to internal growth of 12.5%, or $6.6 million, in the Educational Products segment and the acquisition of SmarterKids.com, with Consumer segment revenues of $4.0 million in 2001. Fundraising segment revenue increased by 6.8%, or $1.9 million, in 2001. The increase in revenue from 1999 to 2000 of $19.4 million, or 32%, was primarily due to internal growth of $14.4 million, or 38%, from the Educational Products segment and the partial inclusion of EPI in 1999 and the full inclusion of EPI in 2000, which contributed $5.0 million of additional Fundraising segment revenues. The Educational Products segment continues its trend of revenue growth primarily through the expansion of its customer base, more effective catalog distribution and strategic product marketing and pricing within the catalog. The Fundraising segment growth has also been attributable to an increasing customer base, strategic pricing and additional product offerings.

  The Company's goal is to achieve revenue growth in 2002 in the Educational Products and Fundraising segments through increasing circulation of its Discount School Supply catalog, offering new proprietary products, soliciting new customers for both the Educational Products segment and the Fundraising segment, and implementing more aggressive pricing strategies. The Company's ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from child care programs.

Gross Profit

  Gross profit was $33.1 million, $29.7 million and $23.8 million for 2001, 2000 and 1999, respectively. The increase in gross profit in 2001 was primarily related to an increase in revenues and the inclusion of SmarterKids.com as part of the Consumer segment. The increase in gross profit in 2000 was primarily related to an increase in revenue. Gross profit as a percentage of sales was 35.7%, 37.0% and 39.0% for 2001, 2000 and 1999, respectively. The decrease in gross profit as a percentage of sales in 2001 was primarily attributable to lower gross profit percentages associated with the Consumer segment as well as write-down on inventory discontinued in the fourth quarter. The Consumer segment, which was acquired in the Combination, did not exist in 2000 and 1999. Additionally, the decrease in gross profit is also due to changes in pricing and purchasing strategies with respect to the Educational Products segment. Decreases in both the Consumer and Educational Products segments were partially offset by the increase in gross profit percentage in the Fundraising segment as a result of changes in pricing and purchasing strategies, fewer discounts and a reduction in the amount of returns in 2001. The decrease in gross profit as a percentage of sales in 2000 is primarily due to the partial inclusion of EPI in 1999 and the full inclusion of EPI in 2000. EPI generally generates lower gross profit margins on sales of its products than the Educational Products segment.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment.

  Selling, general and administrative expenses were $37.4 million, $30.5 million and $18.9 million for 2001, 2000 and 1999, respectively. The increase in selling, general and administrative expense in 2001 is partially attributable to the addition of a new warehouse facility in Salinas, California, the expansion of LearningStar's Harrisburg, Pennsylvania warehouse facility and the costs associated with the Needham, Massachusetts facility and personnel assumed in the acquisition of SmarterKids.com. The remaining costs were related to investment in the Educational Product segment's marketing and infrastructure, including personnel, catalog production and fulfillment capacity, as well as $0.5 million of Combination-related expenses incurred primarily during the second and third quarters of 2001. The increase in selling, general and administrative expenses for the year ended 2000 was partially attributable to the acquisition of EPI, which accounted for $6.9 million of the total increase. The remaining costs were related to investment in the Educational Products segment's marketing and infrastructure, including personnel, catalog production and fulfillment capacity.

Impairment Charges

  In the second quarter of 2001, LearningStar migrated its consumer website operations to the SmarterKids.com website platform. As a result, the Earlychildhood.com consumer website applications and infrastructure were abandoned, resulting in an impairment charge of $0.6 million relating to the remaining unamortized development costs. In the fourth quarter of 2001, the Company determined through analysis of the future undiscounted cash flows of the Consumer segment that all goodwill, identifiable intangible assets and equipment related to the acquisition of SmarterKids.com was fully impaired and recorded an impairment charge of $29.0 million. The impairment charge represents the entire unamortized balance of goodwill, identifiable intangibles and equipment acquired through the Combination. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002, and as such, will test the remaining net book value of the goodwill and other intangible assets on a regular basis and will record the appropriate charges if such assets are found to be impaired.

Merger Integration Charges

  In the fourth quarter of 2001, the Company approved restructuring plans to realign its organization and reduce operating costs. LearningStar significantly reduced its work force and approved a plan to aid in the reduction of operating costs related to its Consumer segment. Specifically, the Company closed its Needham facility in the first quarter of 2002. The closure of the Needham facility was designed to consolidate information systems and marketing functions in Monterey, California and reduce the administrative costs associated with the operation of an additional facility. Restructuring and related exit charges primarily associated with the facility's lease and various equipment leases that are no longer going to be utilized in the Consumer segment of $1.8 million were expensed in 2001. No accrual for severance was made at the end of 2001, however, 22 employee positions were eliminated in January 2002 as a result of the closure.

  LearningStar's goal is to achieve annualized savings in 2002 of approximately $3.0 million in operating expenses associated with employee separations and employee benefits.

Amortization of Goodwill and Other Intangible Assets

  Amortization of goodwill and other intangible assets was $5.5 million, $964,000 and $653,000 for 2001, 2000 and 1999, respectively. The increase in 2001 was primarily the result of the amortization of goodwill and other intangibles associated with the Combination. The increase in 2000 is primarily due to the acquisition of EPI.

Interest Expense

  Interest expense was $921,000, $1.7 million and $875,000 for 2001, 2000 and 1999, respectively. The decrease in interest expense in 2001 is primarily due to the repayment of long-term debt related to Earlychildhood's credit facility with BNP Paribas (the "Paribas Credit Facility"), which was terminated in connection with the Combination, by means of cash acquired in the Combination. The increase in interest expense in 2000 is primarily related to the $10.0 million term loan under the Paribas Credit Facility entered into on May 5, 1999 in conjunction with the acquisition of EPI and in order to fund general working capital needs.

Income Taxes

  Income tax benefit was $6.5 million in 2001, while income tax expense was $0.3 million and $1.0 million in 2000 and 1999, respectively. Income tax benefit increased in 2001 due to the Company's effective change from a non-taxable LLC status to a C corporation, in connection with the Combination. The effective tax rate in 2001 was less than the statutory rate due to the effect of non-deductible charges relating to amortization and impairment of goodwill. The decrease in income tax expense from 1999 to 2000 was attributable to the higher profitability of EPI in 1999. EPI was subject to taxes as a C Corporation.

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

  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The effect of adopting this statement is not expected to have a material effect on LearningStar's financial position or results of operations.

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

Liquidity and Capital Resources

  Historically, LearningStar's primary cash needs have been for operations, capital expenditures and acquisitions. The primary sources of liquidity have been the GMAC Facility, the Paribas Credit Facility and capital contributions from former Earlychildhood members. As of December 31, 2001, LearningStar had net working capital of $12.5 million.

  During 2001, LearningStar's operating activities used $8.6 million of cash. The use of cash was primarily related to operating losses and working capital. LearningStar generated $18.4 million in cash from investing activities in 2001, primarily from the cash acquired in the Combination. In 2001, $8.4 million was used in financing activities due to repayment of the Paribas Credit Facility, offset in part by borrowings under the GMAC Facility.

  During the year ended December 31, 2000, LearningStar's predecessor, Earlychildhood, used $8.1 million in cash for operating activities. The use of cash was primarily related to operating losses resulting from spending on e-business operations and increases in inventories. Earlychildhood used $3.3 million of cash for investing activities in the year ended December 31, 2000, primarily related to capital expenditures. Earlychildhood generated $11.4 million in cash from financing activities. The cash generated from financing activities was primarily related to capital contributions by LLC members.

  Earlychildhood used $2.0 million in cash from its operating activities during the year ended December 31, 1999. The use of cash was primarily related to reductions in accounts payable. For the year ended December 31, 1999, Earlychildhood used $9.3 million of cash in investing activities. The majority of cash was used in the acquisition of EPI. Earlychildhood raised $11.4 million of cash from financing activities during 1999. The funds were provided through capital contributions from LLC members and borrowings under the Paribas Credit Facility.

  As a result of the Combination, LearningStar received access to approximately $21 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, LearningStar entered into the GMAC Facility. At the same time, LearningStar repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and the Paribas Credit Facility was terminated.

  The GMAC Facility includes a $25.0 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at December 31,
2001) and, except as described in the following paragraph, a minimum excess availability requirement of $4.0 million at all times. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or
(iii) the result of $18.0 million minus the eligible portion of EPI's inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of December 31, 2001, LearningStar had borrowings of $5.6 million and no available borrowing capacity under the GMAC Facility.

  The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, LearningStar was in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, LearningStar entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, LearningStar entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company's peak inventory purchasing season. In connection with the second amendment, the Company's Chief Executive Officer has agreed to guarantee up to $500,000 of the additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement will reset to $4.0 million and the guarantee by the Chief Executive Officer will expire.

  The following summarizes LearningStar's contractual obligations as of December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                         After
                                                      Less than 1  1-3     3
                                               Total     year     years  years
                                              ------- ----------- ------ ------
Short-term debt.............................. $ 5,589   $5,589    $  --  $  --
Notes payable................................      14       14       --     --
Non-cancelable operating leases..............  14,682    3,462     6,248  4,972
                                              -------   ------    ------ ------
Total contractual cash obligations........... $20,285   $9,065    $6,248 $4,972
                                              =======   ======    ====== ======

  Included in non-cancelable operating leases is $3.1 million in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. LearningStar is actively attempting to sublease the facility but can offer no assurances as to when or if a sublessee will be found.

  Management believes that available cash on hand and availability under the GMAC Facility will provide adequate funds for LearningStar's foreseeable working capital needs and planned capital expenditures. LearningStar's ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under the GMAC Facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

  The following forward-looking statements reflect LearningStar's expectations for the full year 2002. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in Item 1--"Risk Factors."

  Management's goal is to achieve revenue growth in 2002 through increasing circulation of its Discount School Supply catalog, offering new proprietary products, soliciting new customers for its Educational Products and Fundraising segments, and implementing more aggressive pricing strategies in both segments. The Company's ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from child care programs.

  For fiscal year 2002,

..  Net sales are expected to be between $90 and $105 million; and

..EBITDA is expected to be between $1.0 and $5.0 million.

  EBITDA is calculated by adding back depreciation and amortization to operating income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company's overall financial performance. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

Critical Accounting Policies and Estimates

  LearningStar's discussion and analysis of its financial condition and results of operations are based upon LearningStar's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires LearningStar to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, LearningStar evaluates its estimates, including those related to bad debts, product returns, intangible assets, inventories, income taxes, and merger integration. LearningStar bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  LearningStar believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition and Accounts Receivable

  LearningStar recognizes revenues from product sales upon the delivery of products. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. LearningStar determines that collectibility of accounts receivable is reasonably assured through standardized credit review to determine each customer's credit worthiness. LearningStar maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of LearningStar's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

  LearningStar values inventories at the lower of cost or market, using the first-in, first-out method. Inventory cost is based on amounts paid to vendors plus the capitalization of certain labor and overhead costs necessary to prepare inventory to be saleable. LearningStar writes down its inventory for estimated obsolescence, damaged or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Tax Valuation Allowance

  LearningStar has recorded a deferred tax asset in an amount that is more likely than not to be realized. While LearningStar has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event LearningStar were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should LearningStar determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Impairment of Long-Lived Assets

  LearningStar assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles, when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. Additionally, when indicators of impairment are present, LearningStar reviews the estimated undiscounted future cash flows of related operations and compares it to the remaining net book value to determine if a provision for impairment is necessary. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets expects to hold and use are based on the fair value of the asset. Due to SmarterKids.com's failure to meet expected sales during the fourth quarter and its continued operating losses, LearningStar evaluated the recoverability of its long-lived assets. Such long-lived assets related to SmarterKids.com were determined not to be recoverable. Impairment was measured based on the discounted future cash flows of the related operations. If LearningStar continues to operate at a loss, additional provision for impairment of the remaining long-lived assets may be required in the future.

Merger Integration Liabilities

  LearningStar has established liabilities relating to the termination of certain former SmarterKids.com employees and the abandonment of the Needham facility. The remaining severance liabilities at December 31, 2001 were determined based on specific contracts and were not significant. The liability relating to the lease abandonment was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, the estimate of sublease income is extremely subjective. If there is a further decline in the commercial real estate market, if it takes longer than expected to sublet the facility or if the facility when sublet is subleased at rates lower than LearningStar's current estimates, the amounts LearningStar will ultimately realize could be materially different from the amounts assumed in arriving at LearningStar's estimate of the cost of the lease abandonment.

Seasonality

  LearningStar's seasonal sales trends coincide with the start of each school year. Accordingly, a substantial portion of revenues are generated in the third calendar quarter. Sales in the third calendar quarter generally represent 40% to 50% of the Educational Products and Fundraising segments' annual sales. LearningStar's working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands.

Inflation

  Inflation has and is expected to have only a minor effect on LearningStar's results of operations and sources of liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The following discussion of market risk includes "forward-looking statements" that involve risks and uncertainties that could significantly offset anticipated results in the future. Actual results could differ materially from those projected in the forward-looking statements. LearningStar does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

  LearningStar's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. LearningStar's borrowings are primarily dependent upon LIBOR rates. In April 2001, LearningStar entered into the GMAC Facility with initial outstanding borrowings of $5.0 million as of May 1, 2001. As of December 31, 2001, LearningStar had borrowings of $5.6 million under the GMAC Facility. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value.

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

Item 8. Financial Statements and Supplementary Data.

  The financial statements contained in the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Auditors' Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this item will be set forth under "Directors and Executive Officers" and "Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2002 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 11. Executive Compensation.

  The information required by this item will be set forth under "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2002 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item will be set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2002 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

  The information required by this item will be set forth under "Certain Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2002 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) Financial Statements

  (1) The financial statements contained in the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Auditors' Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

  (2) The financial schedule appearing on page F-25 and covered by the Independent Auditors' Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

  (3) Exhibits.

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
    2.1  Contribution Agreement and Plan of Reorganization, dated as of Novem-
         ber 14, 2000, by and among the Registrant, SmarterKids.com, Inc.,
         Earlychildhood.com LLC and S-E Educational Merger Corp. (1)
    2.2  Amendment No. 1 to the Contribution Agreement and Plan of Reorganiza-
         tion, dated as of March 14, 2001, by and among the Registrant,
         SmarterKids.com, Inc., Earlychildhood LLC and S-E Educational
         MergerCorp. (2)
    3.1  Restated Certificate of Incorporation of the Registrant, as currently in effect. (13)
    3.2  Amended and Restated Bylaws of the Registrant, as currently in effect.
         (13)
   *4.1  Loan and Security Agreement, dated as of April 30, 2001, by and among the lenders identified on the signature pages thereof, GMAC Business
         Credit, LLC, the Registrant, Earlychildhood LLC, SmarterKids.com, Inc.
         and Educational Products, Inc.
   *4.2  Amendment Number One to Loan and Security Agreement, dated as of March
         13, 2002, by and among GMAC Business Credit, LLC, the Registrant,
         Earlychildhood LLC, SmarterKids.com, Inc. and Educational Products,
         Inc.
   *4.3  Amendment Number Two to Loan and Security Agreement, dated as of March
         21, 2002, by and among GMAC Business Credit, LLC, the Registrant,
         Earlychildhood LLC, SmarterKids.com, Inc. and Educational Products,
         Inc.
   *4.4  Limited Guaranty, dated as of March 21, 2002, by Ronald Elliott, in favor of GMAC Business Credit, LLC.
  +10.1  2001 Stock Option and Incentive Plan of the Registrant. (13)
  +10.2  2001 Non-Employee Director Stock Option Plan of the Registrant. (14)
  +10.3  Second Amended and Restated 2001 Employee Stock Purchase Plan of the
         Registrant. (17)
   10.4  Amended and Restated Registration Rights Agreement, dated June 30,
         2001, by and among the Registrant and the stockholders listed on
         Schedule A thereto. (15)
  *10.5  Retention Agreement, dated as of April 30, 2001, by and between the
         Registrant and Al Noyes.
  *10.6  Release, dated as of July 31, 2001, by and between the Registrant and
         Al Noyes.
 +*10.7  Employment Agreement, dated as of December 31, 2001, by and between the Registrant and Ronald Elliott.
 +*10.8  Employment Agreement, dated as of December 31, 2001, by and between the Registrant and Judith McGuinn.
  +10.9  Employment Agreement, dated as of September 1, 2001, by and between the Registrant and Richard Delaney. (16)
 +*10.10 Deferred Compensation Agreement, dated as of January 4, 2002, by and between the Registrant and Ronald Elliott.
 +*10.11 Deferred Compensation Agreement, dated as of January 4, 2002, by and between the Registrant and Judith McGuinn.
 +*10.12 Deferred Compensation Agreement, dated as of January 4, 2002, by and between the Registrant and Richard Delaney.

  10.13 Lease Agreement, dated as of April 7, 2000, between SmarterKids.com,
        Inc. and Keep Your Day Job, LLC. (6)
  10.14 Lease Agreement, dated as of March 30, 2000, by and between
        Earlychildhood.com LLC and PTF For Operating Engineers, LLC. (7)
  10.15 Lease Agreement, dated as of January 24, 1997, by and between QTL Cor-
        poration and Dauphin Associates, Inc. (7)
  10.16 Lease Agreement, dated as of April 22, 1996, by and between QTL Corpo-
        ration and Rubin Brothers, Inc., as amended. (7)
  10.17 Lease Agreement, dated as of December 3, 1993, by and between Educa-
        tional Products, Inc. and H B Industrial Properties, as amended. (7)
        (8)
 *10.18 Lease Agreement, dated as of April 15, 1999, by and between Educational
        Products, Inc. and TIAA Realty, Inc., as amended.
  10.19 Lease Agreement, dated as of March 23, 1999, by and between QTL Corpo-
        ration and Spieker Properties, L.P. (7)
 *10.20 Amendment No. 1 to March 23, 1999 Lease Agreement, dated as of June 11,
        1999, by and between Earlychildhood.com, LLC and Spieker Properties,
        L.P.
 *10.21 Amendment No. 2 to March 23, 1999 Lease Agreement, dated as of March
        14, 2000, by and between Earlychildhood.com LLC and Spieker Properties,
        L.P.
 *10.22 Amendment No. 3 to March 23, 1999 Lease Agreement, dated as of August
        20, 2001, by and between the Registrant and Ryan Oaks, LLC (as succes-
        sor-in-interest to Spieker Properties, L.P.).
  10.23 Lease Agreement, dated as of November 22, 1999, by and between
        Earlychildhood.com LLC and Spieker Properties, L.P. (7)
 *10.24 Amendment No. 1 to November 22, 1999 Lease Agreement, dated as of April
        6, 2001, by and between the Registrant and Ryan Oaks, LLC (as succes-
        sor-in-interest to Spieker Properties, L.P.).
  10.25 Lease Agreement, dated as of August 9, 2000, by and between
        Earlychildhood.com LLC and Elliott-Mair Salinas LLC. (6)
  10.26 Lease Agreement, dated as of June 1, 1999, by and between
        Earlychildhood.com LLC and Scott King. (7)
  10.27 Lease Agreement, dated as of August 17, 2000, by and between
        Earlychildhood.com LLC and Mann Realty Associates, Inc. (7)
 *10.28 Assumption Agreement, dated as of April 30, 2001, by and between Ronald
        Elliott and QTL Corporation, and approved by Earlychildhood LLC as agreed to by the Registrant.
 *10.29 Assumption Agreement, dated as of April 30, 2001, by and between The
        Mair 1984 Family Trust and QTL Corporation, and approved by
        Earlychildhood LLC as agreed to by the Registrant.
 *21.1  Subsidiaries of the Registrant.
 *23.1  Consent of KPMG LLP, Independent Auditors.

--------
*Filed herewith.
+ Management contracts or compensatory plans or arrangements required to be filed as Exhibits by Item 601(b)(10)(iii) of Regulation S-K.

(1) Incorporated by reference from Annex A to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(2) Incorporated by reference from Annex A-1 to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(3) Incorporated by reference from Annex B to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(4) Incorporated by reference from Annex C to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(5) Incorporated by reference from Annex D to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on January 9, 2001 (File No. 333-53454).
(7) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on February 21, 2001 (File No. 333-53454).
(8) Incorporated by reference from Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 7, 2001 (File No. 333-53454).
(9) Incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 12, 2001 (File No. 333-53454).

(10) Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 15, 2001 (File No. 333-53454).
(11) Incorporated by reference from Post Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, filed with the Commission on May 15, 2001 (File No. 000-32613).
(13) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64762).
(14) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64764).
(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, filed with the Commission on August 15, 2001 (File No. 000-32613).
(16) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, filed with the Commission on November 14, 2001 (File No. 000-32613).
(17) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 20, 2001 (File No. 333-75602).

  (b) Reports on Form 8-K.

  On October 10, 2001, the Company filed a Current Report on Form 8-K in which the Company announced its intention to change its corporate name to "Excelligence Learning Corporation."

  (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

  (d) Financial Statement Schedules.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEARNINGSTAR CORP.

                                            /s/Richard Delaney
                                          By:__________________________________
                                            Richard Delaney Chief Financial
                                            Officer

Dated: March 28, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                        Title                 Date

           /s/Albert Noyes                Chairman of the       March 28, 2002
-------------------------------------          Board
            Albert Noyes

          /s/Ronald Elliott             Director and Chief      March 28, 2002
-------------------------------------    Executive Officer
           Ronald Elliott              (Principal Executive
                                             Officer)

         /s/Richard Delaney             Director and Chief      March 28, 2002
-------------------------------------    Financial Officer
           Richard Delaney             (Principal Financial
                                             Officer)

         /s/Louis Casagrande                 Director           March 28, 2002
-------------------------------------
          Louis Casagrande

           /s/Dean DeBiase                   Director           March 28, 2002
-------------------------------------
            Dean DeBaise

           /s/Scott Graves                   Director           March 28, 2002
-------------------------------------
            Scott Graves

         /s/Michael Kolowich                 Director           March 28, 2002
-------------------------------------
          Michael Kolowich

         /s/Robert MacDonald                 Director           March 28, 2002
-------------------------------------
          Robert MacDonald

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

                                                                           Page
                                                                           ----
Consolidated Financial Statements:
Independent Auditors' Report.............................................   F-2
Consolidated Balance Sheets at December 31, 2001 and 2000................   F-3
Consolidated Statements of Operations for the fiscal years ended December
 31, 2001, 2000, and 1999................................................   F-4
Consolidated Statements of Equity for the fiscal years ended December 31,
 2001, 2000 and 1999.....................................................   F-5
Consolidated Statements of Cash Flows for the fiscal years ended December
 31, 2001, 2000
 and 1999 ...............................................................   F-6
Notes to Consolidated Financial Statements...............................   F-7

Financial Statement Schedules:
Valuation and Qualifying Accounts........................................  F-25

                         Independent Auditors' Report

The Board of Directors
LearningStar Corp. and subsidiaries:

  We have audited the consolidated balance sheets of LearningStar Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on valuation and qualifying accounts as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LearningStar Corp. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

                      KPMG LLP

San Francisco, California
February 8, 2002 except as to the
   last paragraph of note 10,
   which is as of March 21, 2002.

                               LEARNINGSTAR CORP.
                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except for par value and share amounts)

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
ASSETS
Current assets:
 Cash and cash equivalents...........................   $ 1,623      $   181
 Accounts receivable, net............................     5,284        5,051
 Inventories.........................................    19,118       16,929
 Prepaid expenses and other current assets...........     3,161        2,051
                                                        -------      -------
  Total current assets...............................    29,186       24,212
Receivable from related party........................       139          139
Property and equipment, net..........................     4,368        4,690
Deferred income taxes................................     3,774          --
Other assets.........................................     1,112        1,975
Goodwill and other intangible assets, net............     6,073        7,071
                                                        -------      -------
  Total assets.......................................   $44,652      $38,087
                                                        =======      =======
LIABILITIES AND EQUITY
Current liabilities:
 Bank overdraft......................................   $   --       $ 1,154
 Short-term debt.....................................     5,589        5,188
 Accounts payable....................................     5,015        3,555
 Accrued expenses....................................     5,905        1,805
 Income taxes payable................................       --           422
 Other current liabilities...........................       193          211
                                                        -------      -------
  Total current liabilities..........................    16,702       12,335
Deferred income taxes................................       362           66
Notes payable........................................        14        7,250
                                                        -------      -------
  Total liabilities..................................    17,078       19,651
                                                        =======      =======
Equity:
 Common stock, $0.01 par value; 11,250,000 shares au-
  thorized; 8,364,260 shares issued and outstanding
  at December 31, 2001...............................        84          --
 Members' equity.....................................       --        21,013
 Additional paid-in capital..........................    62,194          --
 Deferred stock compensation.........................    (2,054)      (2,577)
 Accumulated deficit.................................   (32,650)         --
                                                        -------      -------
  Total equity.......................................    27,574       18,436
                                                        -------      -------
  Total liabilities and equity.......................   $44,652      $38,087
                                                        =======      =======

          See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except for share and per share amounts)

                                                     For the Fiscal Years
                                                             Ended
                                                         December 31,
                                                   ---------------------------
                                                     2001      2000     1999
                                                   ---------  -------  -------
Revenues.......................................... $  92,849  $80,400  $61,034
Cost of goods sold................................    59,747   50,661   37,226
                                                   ---------  -------  -------
Gross profit......................................    33,102   29,739   23,808
                                                   ---------  -------  -------
Operating expenses:
 Selling, general and administrative..............    37,435   30,472   18,931
 Impairment charges...............................    29,580      --       --
 Merger integration charges.......................     1,773      --       --
 Amortization of goodwill and other intangible as-
  sets............................................     5,485      964      653
                                                   ---------  -------  -------
  Operating income (loss).........................   (41,171)  (1,697)   4,224
                                                   ---------  -------  -------
Other (income) expense:
 Interest expense.................................       921    1,657      875
 Other income.....................................       (38)     --       --
 Interest income..................................       (37)     (39)     (46)
                                                   ---------  -------  -------
 Income (loss) before income taxes and early ex-
  tinguishment of debt............................   (42,017)  (3,315)   3,395
Income tax expense (benefit)......................    (6,540)     286      982
                                                   ---------  -------  -------
Income (loss) before early extinguishment of
 debt.............................................   (35,477)  (3,601)   2,413
Loss on early extinguishment of debt (net of in-
 come tax benefit of $297)........................      (494)     --       --
                                                   ---------  -------  -------
 Net income (loss)................................ $ (35,971) $(3,601) $ 2,413
                                                   =========  =======  =======
Pro forma C Corporation Disclosures (Note 2):
 Loss before income taxes and early extinguishment
  of debt......................................... $ (42,017)
 Pro forma income tax benefit.....................    (6,901)
                                                   ---------
 Pro forma loss before early extinguishment of
  debt............................................   (35,116)
 Loss on early extinguishment of debt (net of in-
  come tax benefit of $297).......................      (494)
                                                   ---------
 Pro forma net loss............................... $ (35,610)
                                                   ---------
 Pro forma net loss per share before early extin-
  guishment of debt- basic and diluted............ $   (4.72)
 Loss per share on early extinguishments of debt--
  basic and diluted...............................      (.07)
                                                   ---------
 Pro forma net loss per share--basic and diluted.. $   (4.79)
                                                   ---------
 Shares used in pro forma per share calculation--
  basic and diluted............................... 7,433,503

          See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
                       CONSOLIDATED STATEMENTS OF EQUITY
                                 (In thousands)

                            Common Stock
                          ----------------
                                           Additional           Deferred  Accumulated
                                            paid-in   Members'   stock     earnings
                           Shares   Amount  capital    Equity    comp.     (deficit)   Total
                          --------- ------ ---------- --------  --------  ----------- -------
Balance at December 31,
 1998...................             $--    $   --    $ 2,054   $   --     $    --    $ 2,054
Net income January 1
 through
 May 5, 1999............              --        --        505       --          --        505
Distributions to mem-
 bers...................              --        --     (1,150)      --          --     (1,150)
Recapitalization........
Distributions to members
 and affiliates.........              --        --     (2,328)      --          --     (2,328)
Issuance of new
 membership interests,
 net of fees............              --        --      7,405       --          --      7,405
Acquisition of
 Educational Products,
 Inc....................              --        --      1,600       --          --      1,600
Capital contribution....              --        --        500       --          --        500
Net income May 6 to
 December 31, 1999......              --        --      1,908       --          --      1,908
                          ---------  ----   -------   -------   -------    --------   -------
Balance at December 31,
 1999...................              --        --     10,494       --          --     10,494
                          ---------  ----   -------   -------   -------    --------   -------
Capital contributions...                               11,328                          11,328
Net loss................                               (3,601)                         (3,601)
Issuance of new
 membership interests...                                  421                             421
Issuance of options to
 purchase membership in-
 terests................                                2,761    (2,761)                  --
Amortization of deferred
 compensation...........                                            184                   184
Distribution to mem-
 bers...................                                 (390)                           (390)
                          ---------  ----   -------   -------   -------    --------   -------
Balance at December 31,
 2000...................              --        --     21,013    (2,577)        --     18,436
                          ---------  ----   -------   -------   -------    --------   -------
Net loss January 1
 through
 April 30, 2001.........                               (3,321)                         (3,321)
Combination of
 Earlychildhood LLC and
 SmarterKids.com, Inc.
 (the "Combination"):
Issuance of shares to
 Earlychildhood LLC mem-
 bers...................  5,605,269    56    17,636   (17,692)                            --
Issuance of shares to
 SmarterKids.com, Inc.
 stockholders...........  2,725,776    28    44,548                 (42)               44,534
Exercise of stock op-
 tions..................     33,215   --         10                                        10
Net loss May 1 to Decem-
 ber 31, 2001...........                                                    (32,650)  (32,650)
Amortization of deferred
 compensation...........                                            565                   565
                          ---------  ----   -------   -------   -------    --------   -------
Balance at December 31,
 2001...................  8,364,260  $ 84   $62,194   $   --    $(2,054)   $(32,650)  $27,574
                          =========  ====   =======   =======   =======    ========   =======

          See accompanying notes to consolidated financial statements.

                               LEARNINGSTAR CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      For the Fiscal Years
                                                              Ended
                                                          December 31,
                                                     -------------------------
                                                       2001     2000     1999
                                                     --------  -------  ------
Cash flows from operating activities:
Net loss............................................ $(35,971) $(3,601) $2,413
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Impairment charges.................................   29,580      --      --
 Depreciation and amortization......................    7,466    2,103     963
 Provision for losses on accounts receivable........      699      417      86
 Equity-based compensation..........................      565      605     --
 Deferred income taxes..............................   (6,546)    (202)   (207)
 Changes in operating assets and liabilities, net of
  assets acquired and liabilities assumed in the
  Combination and acquisitions:
 Accounts receivable................................     (771)  (1,335) (3,956)
 Inventories........................................   (1,473)  (5,702)  2,225
 Prepaid expenses and other current assets..........   (1,109)    (372) (1,296)
 Other assets.......................................      679     (112)  1,550
 Accounts payable...................................   (1,166)     417  (5,393)
 Accrued expenses...................................     (419)     732     355
 Income tax payables................................     (114)    (855)  1,123
 Other current liabilities..........................       (3)    (197)    153
                                                     --------  -------  ------
Net cash used in operating activities...............   (8,583)  (8,102) (1,984)
                                                     --------  -------  ------
Cash flows from investing activities:
 Purchase of property and equipment.................   (2,303)  (3,390) (1,581)
 Purchase of other intangible assets................      --        96    (327)
 Cash received in the Combination, net of cash paid
  for transaction fees..............................   20,744      --      --
 Acquisitions, net of cash acquired.................      --       --   (7,372)
                                                     --------  -------  ------
Net cash provided by (used in) investing activi-
 ties...............................................   18,441   (3,294) (9,280)
                                                     --------  -------  ------
Cash flows from financing activities:
 Bank overdraft.....................................   (1,154)     747     407
 Borrowings on line of credit.......................   67,767   12,850   5,070
 Borrowings on long term liabilities................      --       850  10,285
 Principal payments on line of credit...............  (74,634) (11,270) (6,709)
 Principal payments on notes payable................      --    (2,687) (2,803)
 Payment of debt issuance costs.....................     (405)     --   (1,296)
 Issuance of equity, net of fees....................       10   11,328   7,905
 Member distributions...............................      --      (390) (1,150)
 Member (advances) payments.........................      --        (2)   (323)
                                                     --------  -------  ------
Net cash provided by (used in) financing activi-
 ties...............................................   (8,416)  11,426  11,386
                                                     --------  -------  ------
Net increase in cash and cash equivalents...........    1,442       30     122
Cash and cash equivalents at beginning of year......      181      151      29
                                                     --------  -------  ------
Cash and cash equivalents at end of year............ $  1,623  $   181  $  151
                                                     ========  =======  ======
Supplemental disclosures of cash flow information:
Cash payments during the period for:
 Interest........................................... $    903  $ 1,388  $  875
 Income taxes....................................... $    152  $ 1,343  $1,506
Noncash investing and financing activities:
 Issuance of common shares and options in conjunc-
  tion with the Combination......................... $ 44,576  $    --  $   --
 Accrual of costs of the Combination................ $     --  $   900  $   --
 Membership interests issued in acquisitions........ $     --  $    --  $1,600
 Distribution of net assets to affiliates........... $     --  $    --  $  160

          See accompanying notes to consolidated financial statements.

                              LEARNINGSTAR CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)The Business

  LearningStar Corp., a Delaware corporation ("LearningStar"), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. LearningStar's business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood LLC, a California limited liability company ("Earlychildhood"), Educational Products, Inc., a Texas corporation ("EPI"), and SmarterKids.com, Inc., a Delaware corporation ("SmarterKids.com").

  LearningStar was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood and SmarterKids.com. Prior to the combination of Earlychildhood and SmarterKids.com (the "Combination"), LearningStar was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00, representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of LearningStar.

Basis of Presentation

  Immediately following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of LearningStar and the former holders of outstanding common stock of SmarterKids.com and options to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of LearningStar. As the former Earlychildhood members had a controlling interest in LearningStar immediately following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of LearningStar. Accordingly, the accompanying consolidated financial statements reflect the financial position and results of operations of Earlychildhood and its predecessors prior to April 30, 2001 and the financial position and results of operations of LearningStar thereafter. A further discussion of the Combination and pro forma financial information is included in Note 3.

  Earlychildhood's predecessor company, QTL Corporation ("QTL"), commenced operations in 1985 and was incorporated in 1986. On May 5, 1999, QTL transferred substantially all of its assets and liabilities to Earlychildhood in exchange for membership interests. The acquisition constituted a combination of entities under common control for financial accounting purposes and a tax-free reorganization for tax purposes. The transaction was accounted for as an "as if pooling of interests" under Accounting Principles Board Opinion 16 and related AICPA Accounting Interpretations. Accordingly, the consolidated financial statements present the combined results of operations, financial position and cash flows of the Company as if QTL's assets, liabilities and financial results had been part of Earlychildhood for all periods presented.

  LearningStar and its predecessors, Earlychildhood and QTL, and their wholly-owned subsidiaries are referred to in these notes as the "Company."

(2)Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

(a)Revenue Recognition and Accounts Receivable

  The Company recognizes revenues from product sales upon the delivery of products. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. The Company determines that collectibility of accounts receivable is reasonably assured through standardized credit review to determine each customer's credit worthiness. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(b)Inventories

  The Company values inventories at the lower of cost or market, using the first-in, first-out method. Inventory cost is based on amounts paid to vendors plus the capitalization of certain labor and overhead costs necessary to prepare inventory to be saleable. The Company writes down its inventory for estimated obsolescence, damaged or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

(c)Accounting for Impairment of Long-Lived Assets, Including Goodwill and Identifiable Intangible

  The Company assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. Additionally, when indicators of impairment are present, the Company reviews the estimated undiscounted future cash flows of related operations and compares it to the remaining net book value to determine if a provision for impairment is necessary. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets the Company expects to hold and use are based on the fair value of the asset. Due to SmarterKids.com's failure to meet expected sales during the fourth quarter and its continued operating losses, the Company evaluated the recoverability of its long-lived assets. Such goodwill, other intangibles, and property and equipment related to SmarterKids.com were determined not to be recoverable. Impairment was measured based on the discounted future cash flows of the related operations. If the Company continues to operate at a loss, additional provision for impairment of the remaining long-lived assets may be required in the future.

(d)Merger Integration Liabilities

  The Company has established liabilities relating to the termination of certain former SmarterKids.com employees and the abandonment of the Needham, Massachusetts facility. The remaining severance liabilities at December 31, 2001 were determined based on specific contracts and were not significant. The liability relating to the lease abandonment was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, the estimate of sublease income is extremely subjective. If there is a further decline in the commercial real estate market, if it takes longer to sublet the facility than expected or if the facility when sublet is subleased at rates lower than the Company's current estimates, the amounts it will ultimately realize could be materially different from the amounts assumed in arriving at its estimate of the cost of the lease abandonment.

(e)Income Taxes

  The Company is taxed as a C corporation and files a consolidated tax return with its wholly-owned subsidiaries. The Company's predecessor, Earlychildhood, was a limited liability company ("LLC") that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood's income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company's consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the consolidated statements of operations reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes beginning January 1, 2001.

  The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

(f)Use of Estimates in Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, product returns, intangible assets, inventories, income taxes, and merger integration. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Accounting Policies

(a)Principles of Consolidation

  The consolidated financial statements include the accounts of LearningStar and predecessor entities and wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

(b)Fiscal Year

  The Company's fiscal year end is December 31.

(c)Cash and Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of the acquisition to be cash equivalents.

(d)Concentration of Credit Risk

  The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from sales to customers are not collateralized and management continually monitors the financial condition of its customers to reduce the risk of loss.

(e)Deferred Catalog Costs

  Deferred catalog costs are considered direct response advertising and are capitalized and amortized in amounts proportionate to revenues over the lives of each catalog, generally five months. Such costs are included in prepaid expenses and other current assets. Amortization expense related to deferred catalog costs is included in the statements of operations as a component of selling, general and administrative expenses. Such amortization expense was $3,353,000, $2,884,000 and $2,083,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

(f)Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and amortized over the lesser of the remaining life of the asset or the remaining term of the lease. Maintenance and repairs are expensed as incurred. Depreciation expense for property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from five to 13 years for leasehold improvements and three to seven years for furniture, fixtures and equipment.

  Depreciation of property and equipment amounted to $1,979,000, $869,000 and $310,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(g)Website Development

  The Company does not produce software to be sold or marketed. However, the Company has capitalized certain website costs, which relate to development of website applications, graphics and infrastructure. Capitalized costs of $-0-and $853,000 are included in property and equipment on the Company's balance sheet at December 31, 2001 and 2000 and are depreciated on a straight-line basis over three years. Depreciation of capitalized website development costs amounted to $170,000 and $104,000 for the years ended December 31, 2001 and 2000, respectively.

(h)Goodwill and Other Intangible Assets

  Trademarks and other intangible assets are stated at cost, and are being amortized on the straight-line basis over their estimated useful lives, which range from five to ten years. Goodwill, which represents the excess of cost over fair market value of net assets acquired, is amortized on the straight-line basis over an estimated useful life of five to ten years.

  Amortization expense amounted to $5,485,000, $964,000 and $653,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(i)Shipping and Handling

  Shipping and handling revenues and shipping costs are included in revenues and cost of goods sold, respectively. Handling costs of $7,327,000, $4,264,000 and $2,723,000 for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling, general and administrative expenses.

(j) Equity-Based Compensation

  The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings has been disclosed in the notes to the financial statements as allowed by SFAS No. 123 (see Note 14).

(k) Comprehensive Income and Loss

  SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded in equity (deficit) in the financial statements. There were no components of comprehensive income and loss other than net income and loss for all periods presented.

(l) Unaudited Pro Forma Basic and Diluted Net Loss per Share

  The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the year ended December 31, 2001 reflects the impact of the exchange of all Earlychildhood membership interests for shares of LearningStar common stock in the Combination as of January 1, 2001 or the date of issuance, if later. The per share disclosures have been calculated based on pro forma net loss as if LearningStar had been subject to income taxes as a C corporation for the entire period. Dilutive potential securities of 57,534 have not been included in the computation of diluted net loss per share for the year ended December 31, 2001 as the effect is anti-dilutive. Dilutive potential securities consist of shares issuable upon the exercise of stock options.

  Historical basic and diluted net loss per share have not been presented because they are irrelevant due to the significant change in LearningStar's capital structure and basic and diluted net loss per share that resulted upon exchange of all Earlychildhood membership interests into shares of LearningStar common stock.

  The following table sets forth the computation of pro forma basic and diluted net loss per share for the year ended December 31, 2001 (pro forma net loss in thousands).

                                                                    Year Ended
                                                                 December 31, 2001
                                                                 -----------------
   Pro forma net income (loss)..............................         $ (35,610)
   Weighted average shares outstanding assuming exchange of
    membership interests to LearningStar common stock:
      Class A units or membership interests.................         2,942,242
      Class B units or membership interests.................         2,621,124
      Class C units or membership interests.................            41,903
      Common Shares issued to SmarterKids.com stockholders..         1,817,184
      Others................................................            11,050
                                                                     ---------
   Shares used in pro forma per share calculation--basic and
    diluted.................................................         7,433,503
                                                                     =========
   Pro forma net profit (loss) per share--basic and dilut-
    ed......................................................         $   (4.79)
                                                                     =========

(m)Fair Value of Financial Instruments

  The carrying value for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and notes payable approximates fair value because of the short term nature of these instruments. The carrying value of notes payable approximates their fair values due to variable interest rates.

(n)Reclassifications

  Certain prior period amounts have been reclassified to conform to the current presentation.

(o)Recent Accounting Pronouncements

  In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 on July 1, 2001. To date, the Company has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial position or results of operations.

  Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through December 31, 2001, but will cease commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The effects of adopting SFAS No. 142 are currently being determined by the Company.

  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The effect of adopting this statement is not expected to have a material effect on the Company's financial position or results of operations.

  In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company will adopt the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 are currently being determined by the Company.

(3) Business Combinations

  On November 14, 2000, Earlychildhood entered into an agreement (as amended, the "Combination Agreement") to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood's outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for LearningStar common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of LearningStar, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of LearningStar common stock. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase LearningStar common stock, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase LearningStar common stock and holders of SmarterKids.com warrants to have their warrants cancelled. Immediately after the Combination, the former members and option holders of Earlychildhood owned approximately two-thirds of LearningStar common stock on a fully-diluted basis.

  On April 30, 2001, the Combination was completed. The following table sets forth LearningStar common shares and options to purchase common stock that were issued upon completion of the Combination:

                                                               Common
                                                               Shares    Options
                                                              ---------  -------
Issued in exchange for or conversion from:
Membership interests in Earlychildhood....................... 5,605,269      --
Shares of SmarterKids.com.................................... 2,725,776      --
Options of Earlychildhood....................................       --   193,304
Options of SmarterKids.com...................................       --   463,748
Warrants of SmarterKids.com..................................       --    26,802
                                                              ---------  -------
                                                              8,331,045  683,854
                                                              =========  =======

  The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of $49,065,000 is based on the estimated fair value of shares of LearningStar common stock and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs of $4,489,000.

  The purchase price allocation is summarized as follows (in thousands):

Working capital.............................................. $  12,791
Property and equipment.......................................     1,955
Other assets.................................................     1,214
Goodwill.....................................................    22,695
Other intangible assets......................................    10,410
Long-term liabilities........................................       (42)
Deferred compensation........................................        42
                                                              ---------
  Total purchase price....................................... $  49,065
                                                              =========

  The pro forma financial information in the following table illustrates the combined results of Earlychildhood's operations and the operations of SmarterKids.com for the year ended December 31, 2001 as if the acquisition of SmarterKids.com had occurred as of the beginning of the period. The pro forma financial information reflects the combination of Earlychildhood's and SmarterKids.com's results as adjusted primarily for amortization of goodwill and intangible assets resulting from the Combination. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had Earlychildhood and SmarterKids.com constituted a single entity as of January 1, 2001 or 2000. The following pro forma information also is not necessarily indicative of the future results of operations of the combined company (in thousands, except for per share and shares used amount).

                                                            For the Fiscal
                                                             Years Ended
                                                             December 31,
                                                          -------------------
                                                            2001       2000
                                                          ---------  --------
Net sales................................................ $  94,877  $ 90,606
Operating loss........................................... $ (57,301) $(39,344)
Pro forma net loss....................................... $ (52,802) $(39,127)
Pro forma basic and diluted net loss per share........... $   (6.33)
Shares used in pro forma basic and diluted net loss per
 share calculation....................................... 8,342,000

  On May 5, 1999, Earlychildhood acquired EPI, a company which sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations. The purchase price was $8,615,000, which was comprised of cash of $6,800,000, Earlychildhood membership interests valued at $1,600,000 and transaction fees of $215,000.

  The EPI acquisition was accounted for as a purchase with the excess of the purchase price over the estimated fair value of the net assets recorded as goodwill. The purchase price was allocated based on the fair values of the assets and liabilities acquired, as follows (in thousands):

     Cash.............................................................  $   131
     Other current assets.............................................   11,193
     Property and equipment...........................................      277
     Other intangible assets..........................................    1,410
     Goodwill.........................................................    5,545
     Other assets.....................................................      250
     Current liabilities..............................................  (10,191)
                                                                        -------
                                                                        $ 8,615
                                                                        =======

  In November 1999, the Company acquired certain assets and liabilities relating to Earlychildhood NEWS for $500,000. The net fair value of the net tangible assets acquired was insignificant and the entire purchase price was allocated to goodwill.

(4)Accounts Receivable

  Accounts receivable consists of the following amounts (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
Accounts receivable............................................. $5,867  $5,404
Less allowance for doubtful accounts............................   (583)   (353)
                                                                 ------  ------
                                                                 $5,284  $5,051
                                                                 ======  ======

(5)Inventories

  Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
Raw materials and work in progress........................... $  1,274 $    146
Finished goods...............................................   17,844   16,783
                                                              -------- --------
                                                              $ 19,118 $ 16,929
                                                              ======== ========

(6)Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets consist of the following amounts (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
Prepaid catalog costs............................................ $  425 $  704
Prepaid inventory................................................    322    435
Non trade receivables............................................    510    237
Prepaid rent.....................................................    201    213
Prepaid insurance................................................    525    220
Income taxes.....................................................    442    --
Other prepaid expenses...........................................    736    242
                                                                  ------ ------
                                                                  $3,161 $2,051
                                                                  ====== ======

(7)Property and Equipment

  A summary of property and equipment is as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
Machinery and equipment......................................... $5,523  $4,636
Leasehold improvements..........................................  1,436     876
Furniture and fixtures..........................................    751     663
Website development costs.......................................    --      853
                                                                 ------  ------
                                                                  7,710   7,028
Less accumulated depreciation................................... (3,342) (2,338)
                                                                 ------  ------
                                                                 $4,368  $4,690
                                                                 ======  ======

(8)Goodwill and Other Intangible Assets

  Goodwill is presented net of accumulated amortization of $1,618,000 and $1,005,000 as of December 31, 2001 and 2000, respectively. Intangible assets consist of developed technology, customer lists, tradenames, trademarks, and assembled workforce related to the Company's acquisitions of EPI and Earlychildhood NEWS. Goodwill and other intangible assets consist of the following amounts (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
Trademarks, tradenames and formulas............................. $1,159  $1,196
Customer lists..................................................  1,410   1,410
Goodwill, net...................................................  4,532   5,145
                                                                 ------  ------
                                                                  7,101   7,751
Less accumulated amortization................................... (1,028)   (680)
                                                                 ------  ------
                                                                 $6,073  $7,071
                                                                 ======  ======

  Refer to Note 11 for impairment of goodwill and other intangible assets.

(9)Accrued Expenses and Merger Integration Charges

  Accrued expenses consist of the following amounts (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
Payroll and commissions.......................................... $  947 $  415
Vacation.........................................................    626    459
Professional services............................................    527    125
Sales tax........................................................    215    147
Marketing........................................................    458    --
Needham facility exit costs......................................  2,257    --
Severance........................................................    175    --
Other............................................................    700    659
                                                                  ------ ------
                                                                  $5,905 $1,805
                                                                  ====== ======

  In conjunction with the Combination, the Company terminated certain SmarterKids.com employees and determined that the acquired lease for the Needham facility was an unfavorable lease. As a result, liabilities of $1,452,000 and $1,065,000 were recorded for severance and unfavorable leases, respectively.

  In the fourth quarter of 2001, the Company approved a restructuring plan to aid in the reduction of operating costs. Specifically, the Company closed its Needham, Massachusetts facility in January 2002. The closure of the Needham facility was designed to consolidate information systems and marketing functions in Monterey, California and reduce the administrative costs associated with operating an additional facility.

  Restructuring and related charges of $1,773,000 were expensed in 2001. Of this amount, $1,304,000 related to exit costs associated with the Needham lease and various equipment leases that will no longer be utilized in the Company's operations. The remaining $469,000 was related to other merger and integration costs. No additional accrual for severance was made at the end of the year, however, approximately 22 employee positions were reduced in early 2002 as a result of the closure.

  A rollforward of activity in merger integration related liabilities follows (in thousands):

                                                             Needham
                                                 Severance Facility Other Total
                                                 --------- -------- ----- -----
Established at date of Combination................ $1,452  $1,065  $ --  $2,517
Additional 2001 charges...........................    --    1,304   469   1,773
Amounts paid...................................... (1,277)   (112) (469) (1,858)
                                                   ------  ------  ----  ------
Balance at December 31, 2001...................... $  175  $2,257  $ --  $2,432
                                                   ======  ======  ====  ======

(10)Credit Facilities

  (a) Short-Term Debt

  Short-term debt consists of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
Outstanding revolver line under:
GMAC Facility.................................................... $5,589 $  --
Paribas Credit Facility..........................................    --   3,500
Current portion of long-term debt................................    --   1,688
                                                                  ------ ------
                                                                  $5,589 $5,188
                                                                  ====== ======

(b)Notes Payable Less Current Installments

  Notes payable less current installments consist of the following (in thousands):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    2001   2000
                                                                    ----   ----
Term loan under the Paribas Credit Facility........................ $--  $8,938
Other obligations..................................................   14    --
                                                                    ---- ------
                                                                      14  8,938
Less current portion of long-term debt.............................  --   1,688
                                                                    ---- ------
Total long-term debt............................................... $ 14 $7,250
                                                                    ==== ======

  On April 30, 2001, LearningStar entered into a secured credit facility with GMAC Business Credit, LLC (the "GMAC Facility"). At the same time, Earlychildhood repaid its obligations aggregating $16.4 million under its then-existing credit facility with BNP Paribas (the "Paribas Credit Facility") and the Paribas Credit Facility was terminated.

  The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at December 31,
2001) and, except as described in the following paragraph, a minimum excess availability requirement of $4 million at all times, which effectively limits the Company's borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of LearningStar's inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI's inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the GMAC Facility. As of December 31, 2001, LearningStar had borrowings of $5.6 million and no available borrowing capacity under the GMAC Facility.

  The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, the Company entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, the Company entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company's peak inventory purchasing season. In connection with the second amendment, the Company's Chief Executive Officer has agreed to guarantee up to $500,000 of additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement will reset to $4.0 million and the guarantee by the Chief Executive Officer will expire.

(11)Impairment Charges

  As of December 31, 2001, the Company determined that the goodwill, intangible assets and property and equipment acquired in the Combination was impaired. Based on the estimated discounted cash flows related to those assets, the Company recorded an impairment charge of $29,000,000, which represented all long-lived assets acquired in the Combination. The carrying value of goodwill and intangibles related to the acquisitions of EPI and Earlychildhood NEWS was determined to not be impaired and accordingly no impairment charge was deemed necessary.

  After the Combination, LearningStar migrated its legacy Earlychildhood.com website operations to the SmarterKids.com website and abandoned the Earlychildhood.com website application and infrastructure. The Company recorded an impairment charge related to the capitalized website costs of $580,000 for the year ended December 31, 2001.

(12)Related Party Transactions

  The Company has notes receivable from certain of its stockholders amounting to an aggregate of $139,000 and $139,000 as of December 31, 2001 and 2000, respectively. The notes bear interest at 8% and mature no later than May 5, 2004, unless earlier paid in full. The notes were entered into for the purpose of financing the expenses of a predecessor company (QTL) related to a litigation matter which was settled in 1999.

  On May 5, 1999, the Company entered into a seven-year executive management agreement with William E. Simon & Sons, LLC ("WES&S"), a private investment firm and merchant bank. WES&S is an affiliate of William E. Simon & Sons Private Equity Partners, L.P., an entity which is the holder of a majority of the outstanding membership interests in Educational Simon, L.L.C. Educational Simon, L.L.C. is a significant stockholder of the Company. Pursuant to the agreement, the Company paid WES&S an initial fee of $400,000 and a quarterly fee of $75,000. The initial fee was allocated between costs of the recapitalization as a reduction of the gross proceeds from the issuance of Class A membership interests and the EPI acquisition as a component of the purchase price. The quarterly fee is included in selling, general and administrative expenses in the consolidated statement of operations. The executive management agreement was terminated on April 30, 2001 as a result of the Combination. WES&S was paid $450,000 in professional fees related to the Combination.

  On May 5, 1999, the Company leased its distribution center from a company wholly owned by its Chief Executive Officer and one of its significant stockholders. Monthly payments are $13,000. The lease term is indefinite and is renewed on a monthly basis.

  As discussed in Note 10, subsequent to the year ended December 31, 2001, the Company's Chief Executive Officer agreed to guarantee up to $500,000 of additional availability under the GMAC Facility.

(13)Income Taxes

  LearningStar is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company ("LLC") that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood's income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. LearningStar's consolidated statements of operations reflect the income tax expense based on the actual tax position of LearningStar and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods.

  The following table reflects actual income taxes based on the income tax status of the Company and its subsidiaries for the respective periods (in thousands):

                                                            For the Fiscal
                                                              Years Ended
                                                             December 31,
                                                          ---------------------
                                                           2001    2000   1999
                                                          -------  ----  ------
Federal:
 Current................................................. $   (73) $441  $1,068
 Deferred................................................  (5,604) (181)   (192)
                                                          -------  ----  ------
 Total................................................... $(5,677) $260  $  876
                                                          =======  ====  ======
State:
 Current................................................. $    79  $ 47  $  121
 Deferred................................................    (942)  (21)    (15)
                                                          -------  ----  ------
 Total................................................... $  (863) $ 26  $  106
                                                          =======  ====  ======
Total income tax expense (benefit):
 Current................................................. $     6  $488  $1,189
 Deferred................................................  (6,546) (202)   (207)
                                                          -------  ----  ------
 Total................................................... $(6,540) $286  $  982
                                                          =======  ====  ======

  The Company's actual tax expense (benefit) differs from the statutory federal income tax rate of 35% for the year ended December 31, 2001 and 34% for the years ended December 31, 2000 and 1999, as shown in the following schedule (in thousands):

                                                      For the Fiscal Years
                                                              Ended
                                                          December 31,
                                                     -------------------------
                                                       2001     2000     1999
                                                     --------  -------  ------
Income tax expense (benefit) at statutory rate.....  $(14,706) $(1,127) $1,154
Effect of (income) loss not subject to federal tax-
 es................................................       669    1,169    (389)
State income taxes.................................      (561)      17      50
Non-deductible amortization of goodwill............     1,192      227     173
Non-deductible impairment of goodwill..............     6,972      --      --
Effect of change in tax status.....................      (365)     --        9
Other..............................................       259      --      (15)
                                                     --------  -------  ------
Actual tax expense (benefit).......................  $ (6,540) $   286  $  982
                                                     ========  =======  ======

  The following table displays the tax effects of temporary differences (in thousands):

                                                            For the Fiscal
                                                             Years Ended
                                                             December 31,
                                                          --------------------
                                                           2001   2000   1999
                                                          ------  -----  -----
   Deferred tax assets:
    Allowance for bad debts.............................. $  230  $  47  $  13
    Accrued expenses.....................................  1,435     51     60
    State taxes..........................................     10     30     62
    Net operating loss and tax credit carryforward.......  6,145    --     --
    Inventories..........................................    424    --     --
    Property, equipment and intangible assets............    905    --     --
                                                          ------  -----  -----
                                                           9,149    128    135
    Less valuation allowance............................. (5,375)   --     --
                                                          ------  -----  -----
      Total deferred tax assets, net.....................  3,774    128    135
                                                          ------  -----  -----
   Deferred tax liabilities:
    Property and equipment...............................    --     (66)   (37)
    Inventories..........................................    --    (485)  (723)
    Purchased intangible assets..........................   (362)   --     --
                                                          ------  -----  -----
    Total deferred tax liabilities.......................   (362)  (551)  (760)
                                                          ------  -----  -----
   Net deferred tax assets (liabilities)................. $3,412  $(423) $(625)
                                                          ======  =====  =====

  The increase in valuation allowance for the year ended December 31, 2001 is related to the deferred income tax asset acquired in the Combination. The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. A valuation allowance was established for the net operating loss and credit carryforwards which, if not utilized, will generally expire between 2010 and 2020. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  Due to the nontaxable status of Earlychildhood, no deferred tax assets or liabilities were established relating to the differences between book and tax basis of LLC assets and liabilities prior to April 30, 2001. As of April 30, 2001, the net tax basis of Earlychildhood's assets and liabilities exceeded the net book basis by $934,000. As a result of the Combination, such differences between the book and tax basis became subject to income taxes, resulting in a tax benefit of $365,000.

  The Company has also presented pro forma income tax expense for the year ended December 31, 2001 on the consolidated statements of operations as if Earlychildhood and its predecessor were subject to federal and state income taxes as C corporations for all periods presented. Such pro forma income tax expense differs from the statutory rate primarily due to the amortization of goodwill and certain intangible assets, which are not deductible for tax purposes and the effect of state income taxes.

(14) Employee Benefits

Retirement Savings Plan

  Employees of the Company are eligible to participate in the LearningStar Corp. 401(k) Plan (the "Plan"). The Plan is a defined contribution plan operating under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, employees are eligible to participate after completing one year of service. Participants may defer up to 15% of their compensation to a maximum of $10,500 as a contribution to the Plan. The

Company matches 50% of employee contributions to the Plan up to a maximum of 6% of participant contributions. In January 2002, the Company suspended matching participants contributions to the Plan.

  Participant contributions are 100% vested immediately. Employer contributions are subject to the following vesting schedule:

   Year 3 of service.......................................................  20%
   Year 4 of service.......................................................  40%
   Year 5 of service.......................................................  60%
   Year 6 of service.......................................................  80%
   Year 7 of service....................................................... 100%

  The Company's expense was $224,000, $117,000 and $48,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Options

  In March 2001, the Company adopted the LearningStar Corp. 2001 Stock Option and Incentive Plan pursuant to which the Company's Board of Directors may grant stock options to key employees, directors and certain consultants of the Company. The 2001 Stock Option and Incentive Plan authorizes grants of options to purchase up to 1,300,000 shares of common stock.

  In March 2001, the Company adopted the LearningStar Corp. 2001 Non-Employee Director Stock Option Plan pursuant to which the Company's Board of Directors may grant stock options as an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors. The 2001 Non-Employee Director Stock Option Plan authorizes grants of options to purchase up to 300,000 shares of common stock.

  Prior to the Combination, Earlychildhood recorded deferred compensation of $2,761,400 as of December 31, 2000, representing the difference between the exercise price and the implied fair value of the related membership interests at the date of the grant. As a result of the Combination, all outstanding options to purchase Earlychildhood membership interests were exchanged for, and all options to purchase SmarterKids.com common stock were converted into, options to purchase LearningStar common stock. As accounted for under the purchase price allocation, the Company recorded deferred compensation of $42,000 as of May 1, 2001, representing the difference between the fair value and exercise price of unvested options to purchase SmarterKids.com common stock converted into options to purchase LearningStar common stock. Warrants to purchase SmarterKids.com common stock were cancelled in connection with the Combination.

  The following table summarizes stock option activity from the date of the Combination to December 31, 2001:

                                                  Exercise    Weighted Average
                                      Shares In   Price Per    Exercise Price
                                      Thousands     Share        Per Share
                                      --------- ------------- ----------------
Options issued in the Combination,
 April 30, 2001......................     610   $0.15--$12.00      $ 6.44
  Options granted....................     780   $ 1.43--$3.60      $ 1.87
  Options lapsed or cancelled........    (212)  $0.15--$12.00      $10.42
  Options exercised..................     (33)  $ 0.15--$1.07      $ 1.00
                                        -----   -------------      ------
  Options outstanding, December 31,
   2001..............................   1,145                      $ 2.79

     === === ===

  The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                                                  Options
                                  Options Outstanding           Exercisable
                            -------------------------------- ------------------
                                        Weighted    Weighted           Weighted
                                         Average    Average   Shares   Average
                            Shares In   Remaining   Exercise    In     Exercise
Ranges of Exercise Prices   Thousands Life in Years  Price   Thousands  Price
-------------------------   --------- ------------- -------- --------- --------
under $1.00................     178        8.6       $0.15       64     $ 0.15
1.01 to 2.00...............     668        9.5        1.39       67       1.07
2.01 to 4.00...............     161        2.4        3.60        1       2.67
4.01 to 11.00..............       5        7.5       10.67        5      10.67
over $11.00................     133        8.3       12.00      111     $12.00
                              -----                             ---
                              1,145        8.2       $2.79      248     $ 5.93
                              =====                             ===

  The weighted average fair value per share of options granted during 2001 and 2000 was $1.09 and $1.43, respectively. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                 Stock Options
                                                                 --------------
Year Ended December 31                                            2001    2000
----------------------                                           ------  ------
Expected life (in years)........................................     10      10
Risk-free interest rate.........................................    5.3%    5.8%
Volatility......................................................   60.0%   60.0%
Dividend yield..................................................    0.0%    0.0%

  The table that follows summarizes the pro forma effect on net income (loss) in the year presented if the fair values of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

                                                   For the Fiscal Years Ended
                                                          December 31,
                                                   ----------------------------
(In thousands, except per share amounts)               2001           2000
----------------------------------------           -------------  -------------
Income (loss) before income taxes:
 As reported...................................... $     (42,017) $     (3,315)
 Pro forma........................................ $     (42,241) $     (3,397)
Net income (loss):
 As reported (Pro Forma C Corporation disclo-
  sure)........................................... $     (35,610) $     (3,601)
 Pro forma........................................ $     (36,195) $     (3,683)
Diluted earnings (loss) per share before cumula-
 tive effect:
 As reported (Pro Forma C Corporation disclo-
  sure)........................................... $       (4.79) $      (0.64)
 Pro forma........................................ $       (4.87) $      (0.66)

  In March 2001, the Company adopted the LearningStar Corp. 2001 Employee Stock Purchase Plan that covers substantially all employees, which was amended and restated by the Company in October 2001. Participants in the plan may elect to purchase LearningStar common stock at a 15% discount of the lower of the closing price at the beginning or end of any six-month payment period by contributing a percentage of their compensation. The first six-month payment period begins in March 2002.

(15)Lease Commitments

  The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments as of December 31, 2001 under operating leases are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
2002..................................................................  $ 3,461
2003..................................................................    3,476
2004..................................................................    2,772
2005..................................................................    1,557
2006..................................................................    1,104
Thereafter............................................................    2,312
                                                                        -------
                                                                        $14,682
                                                                        =======

  As provided in SFAS No. 13, Accounting for Leases, rental expenses for certain operating lease agreements with step rent increases are recognized on a straight-line basis over the term of the lease. Total rental expense under operating leases was $3,984,000, $2,579,000, and $1,027,000 for December 31,
2001, 2000, and 1999, respectively.

  As stated in Note 12, the Company leases one of its warehouse facilities from a company wholly owned by its Chief Executive Officer and one of its significant stockholders.

(16)Segment Information

  In fiscal year 2001, LearningStar operated in three segments, Educational Products, Fundraising and Consumer. The Educational Products segment includes the brand names Discount School Supply and Earlychildhood NEWS. The Educational Products segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Educational Products segment also provides information to teachers and other education professional regarding development of children from infancy through age eight. The Fundraising segment, conducted through EPI, sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities. The Consumer segment includes SmarterKids.com's operations, which sell educational products online to consumers, primarily through the SmarterKids.com website. Effective January 1, 2002, the Consumer segment became the consumer distribution channel of the Educational Products segment and ceased being reported by the Company as a separate business segment.

  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales. LearningStar's profit measure of Adjusted EBITDA represents operating loss adding back depreciation and amortization, stock compensation, merger integration and impairment charges. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of LearningStar's overall financial performance. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Information regarding the Educational Products, Fundraising and Consumer segments is as follows:

                                                        For the Fiscal Years
                                                         Ended December 31,
                                                       -------------------------
                                                        2001     2000     1999
                                                       -------  -------  -------
Revenues:
 Educational Products................................. $59,035  $52,463  $38,111
 Fundraising..........................................  29,849   27,937   22,923
 Consumer.............................................   3,965      --       --
                                                       -------  -------  -------
 Total................................................ $92,849  $80,400  $61,034
                                                       =======  =======  =======
EBITDA:
 Educational Products................................. $  (615) $   (32) $ 2,387
 Fundraising..........................................   2,673    1,043    2,800
 Consumer.............................................  (3,845)     --       --
                                                       -------  -------  -------
 Total................................................ $(1,787) $ 1,011  $ 5,187
                                                       =======  =======  =======

  The Educational Products segment performs limited administrative activities, including certain accounting and information system functions on behalf of the Fundraising and Consumer segments. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges amounted to $1,011,000, $120,000, and $165,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  No separate asset information is maintained for the Educational Products and Consumer segments. The segment asset information available is as follows:

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
Assets
 Educational Products and Consumer............................ $39,786  $33,824
 Fundraising..................................................  16,176   15,573
 Eliminations................................................. (11,310) (11,310)
                                                               -------  -------
 Total........................................................ $44,652  $38,087
                                                               =======  =======

(17) Quarterly Information (Unaudited)

                                        March            September
                                         31     June 30     30     December 31
                                       -------  -------  --------- -----------
2001:
Revenues.............................. $13,929  $19,244   $42,220   $ 17,456
Gross margin.......................... $ 5,598  $ 7,237   $16,017   $  4,250
Operating income (loss)............... $(2,317) $(4,371)  $ 3,519   $(38,002)
Net income (loss)..................... $(2,231) $(4,211)  $ 1,534   $(31,063)
Basic and diluted net income per
 share................................ $ (0.40) $ (0.57)  $  0.18   $  (3.72)
2000:
Revenues.............................. $12,503  $18,459   $36,852   $ 12,586
Gross margin.......................... $ 4,577  $ 7,211   $13,441   $  4,510
Operating income (loss)............... $(2,152) $  (545)  $ 5,047   $ (4,047)
Net income (loss)..................... $(1,941) $  (793)  $ 3,100   $ (3,967)
1999:
Revenues.............................. $ 7,049  $12,557   $29,650   $ 11,778
Gross margin.......................... $ 3,037  $ 4,961   $10,884   $  4,926
Operating income (loss)............... $   469  $1, 073   $ 4,594   $ (1,912)
Net income (loss)..................... $   399  $   605   $ 3,170   $ (1,761)

                                   Schedule I
                               LearningStar Corp.
                       Valuation and Qualifying Accounts

                                                              For the Fiscal
                                                               Years Ended
                                                               December 31,
                                                             ------------------
                                                              2001   2000  1999
                                                             ------  ----  ----
                                                              (In thousands)
Allowance for Doubtful Accounts:
  Balance at beginning of period............................ $  353  $143  $119
  Additions charged to expense..............................    699   417    86
  Deductions (write-offs)...................................   (469) (207)  (62)
                                                             ------  ----  ----
  Balance at end of period.................................. $  583  $353  $143
                                                             ======  ====  ====
Deferred Tax Valuation Allowance:
  Balance at beginning of period............................ $  --   $--   $--
  Recorded in the purchase accounting.......................  5,375   --    --
  Additions charged to expense..............................    --    --    --
                                                             ------  ----  ----
  Balance at end of period.................................. $5,375  $--   $--
                                                             ======  ====  ====