Form 10-Q
period 2002-03-31
EXCELLIGENCE LEARNING CORP
filed 2002-05-15
CIK 1130950

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-32613

EXCELLIGENCE LEARNING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0559897
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Lower Ragsdale Drive, Suite 200
Monterey, CA	93940
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 333-2000

Learning Star Corp.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 8,364,260 shares outstanding as of May 13, 2002.

EXCELLIGENCE LEARNING CORPORATION

PART I:     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share amounts)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,623
Accounts receivable, net	4,789	5,284
Inventories	23,424	19,118
Prepaid expenses and other current assets	2,929	3,161

Total current assets	31,142	29,186
Receivable from related party	139	139
Property and equipment, net	4,379	4,368
Deferred income taxes	3,774	3,774
Other assets	1,124	1,112
Goodwill, net	4,701	4,701
Other intangible assets, net	1,300	1,372

Total assets	$46,559	$44,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$450	$—
Short-term debt	6,423	5,589
Accounts payable	9,120	5,015
Accrued expenses	5,066	5,905
Other current liabilities	333	193

Total current liabilities	21,392	16,702
Deferred income taxes	362	362
Notes payable	—	14

Total liabilities	21,754	17,078

Stockholders’ equity:
Common stock, $0.01 par value; 11,250,000 shares authorized; 8,364,260 shares issued and outstanding at March 31, 2002 and December 31, 2001	84	84
Additional paid-in capital	62,194	62,194
Deferred stock compensation	(1,911)	(2,054)
Accumulated deficit	(35,562)	(32,650)

Total stockholders’ equity	24,805	27,574

Total liabilities and stockholders’ equity	$46,559	$44,652

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues	$15,574	$13,929
Cost of goods sold	9,953	8,331

Gross profit	5,621	5,598

Operating expenses:
Selling, general and administrative	8,371	7,598
Amortization of goodwill and other intangible assets	72	317

Operating loss	(2,822)	(2,317)

Other (income) expense:
Interest expense	102	292
Interest income	(12)	(2)

Loss before income taxes	(2,912)	(2,607)
Income tax benefit	—	376

Net loss	$(2,912)	$(2,231)

Net Loss Per Share Calculation:
Net loss per share – basic and diluted	$(0.35)	$—

Weighted average shares used in loss per share calculation – basic and diluted	8,364,260	—
Pro Forma C Corporation Disclosure (Note 3):
Loss before income taxes	—	$(2,607)
Pro forma income tax benefit	—	924

Pro forma net loss	—	$(1,683)

Pro forma net loss per share – basic and diluted	—	$(0.30)

Weighted average shares used in pro forma per share calculation – basic and diluted	—	5,605,269

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(2,912)	$(2,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	657
Provision for losses on accounts receivable	(10)	281
Equity-based compensation	143	138
Deferred income taxes	—	(376)
Changes in operating assets and liabilities:
Accounts receivable	505	51
Inventories	(4,306)	(7,703)
Prepaid expenses and other current assets	109	214
Other assets	(12)	(90)
Accounts payable	4,105	6,799
Accrued expenses	(839)	919
Income tax related liabilities	—	(100)
Other current liabilities	140	219

Net cash used in operating activities	(2,698)	(1,222)

Cash flows from investing activities:
Purchase of property and equipment	(195)	(487)

Net cash used in investing activities	(195)	(487)

Cash flows from financing activities:
Bank overdraft	450	(678)
Borrowings on line of credit	19,517	2,500
Principal payments on line of credit	(18,683)	—
Principal payments on notes payable	(14)	(187)

Net cash provided by financing activities	1,270	1,635

Net decrease in cash and cash equivalents	(1,623)	(74)
Cash and cash equivalents at beginning of period	1,623	181

Cash and cash equivalents at end of period	$—	$107

Supplemental disclosures of cash flow information:
Cash payments during the period:
Cash paid for interest	$72	$292
Cash paid for taxes	$506	$414

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     The Business

Excelligence Learning Corporation (formerly known as LearningStar Corp.), a Delaware corporation (“the Company”), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood, LLC, a California limited liability company (“Earlychildhood”), Educational Products, Inc., a Texas corporation (“EPI”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”).

On May 3, 2002, the Company changed its corporate name to “Excelligence Learning Corporation” following receipt of stockholder approval of the new name at the Company’s annual meeting of stockholders held on May 1, 2002.

The Company was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination of the businesses of Earlychildhood and SmarterKids.com. Prior to the combination of Earlychildhood and SmarterKids.com (the “Combination”), the Company was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00, representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of the Company.

Basis of Presentation

Immediately following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of the Company and the former holders of outstanding common stock of SmarterKids.com and options to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of the Company. As the former Earlychildhood members had a controlling interest in the Company immediately following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of the Company. Accordingly, the accompanying consolidated financial statements reflect the financial position and results of operations of Earlychildhood and its predecessors prior to April 30, 2001 and the financial position and results of operations of the Company thereafter. A further discussion of the Combination is included in Note 2.

SHIPPING AND HANDLING COSTS

Shipping and handling revenues and shipping costs are included in revenues and cost of goods sold, respectively. Handling costs of $1,431,000 and $1,474,000 for the three months ended March 30, 2002 and 2001, respectively, are included in selling, general and administrative expenses.

RECLASSIFICATIONS

Certain reclassifications, not affecting net income (loss), have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

INCOME TAXES

The Company is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company (“LLC”) that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood’s income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the condensed consolidated statements of operations for the three months ended March 31, 2001 reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes prior to the Combination.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in Note 5.

2.     BUSINESS COMBINATION

On November 14, 2000, Earlychildhood entered into a Contribution Agreement and Plan of Reorganization and Merger (as amended, the “Combination Agreement”) to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for common stock of the Company and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of the Company, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of the Company. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase the common stock of the Company, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase the common stock of the Company and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood’s members and option holders owned approximately two-thirds of the common stock of the Company on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table sets forth the Company common shares and options and warrants to purchase common shares that were issued upon completion of the Combination:

	Common Shares	Options
Issued in exchange for or conversion from:
Membership interests in Earlychildhood	5,605,269	—
Shares of SmarterKids.com	2,725,776	—
Options of Earlychildhood	—	193,304
Options of SmarterKids.com	—	463,748
Warrants of SmarterKids.com	—	26,802

	8,331,045	683,854

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of $49,065,000 was based on the estimated fair value of shares of the common stock of the Company and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs of $4,489,000.

The purchase price allocation is summarized as follows (in thousands):

Working capital	$12,791
Property and equipment	1,955
Other assets	1,214
Goodwill	22,695
Other intangible assets	10,410
Long-term liabilities	(42)
Deferred compensation	42

Total purchase price	$49,065

In conjunction with the Combination, the Company terminated certain SmarterKids.com employees and determined that the acquired lease for the Needham, Massachusetts facility was an unfavorable lease. As a result, liabilities of $1,452,000 and $1,065,000 were recorded for severance and unfavorable leases, respectively.

In the fourth quarter of 2001, the Company approved a restructuring plan to aid in the reduction of operating costs. Specifically, the Company closed its Needham facility in January 2002. The closure of the Needham facility was designed to consolidate information systems and marketing functions in Monterey, California and reduce the administrative costs associated with operating an additional facility.

Restructuring and related charges of $1,773,000 were expensed in 2001. Of this amount, $1,304,000 related to exit costs associated with the Needham lease and various equipment leases that will no longer be utilized in the Company’s operations. The remaining $469,000 was related to other merger and integration costs.

During the first quarter of 2002, the Company paid $256,000 and $382,000 relating to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance costs for terminations announced in 2002 and therefore was recorded as an expense in the first quarter of 2002. The remaining payments related to charges taken in 2001.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Other	Total
Established at date of Combination	$1,452	$1,065	$—	$2,517
Additional 2001 charges	—	1,304	469	1,773
Amounts paid	(1,277)	(112)	(469)	(1,858)

Balance at December 31, 2001	175	2,257	—	2,432
Additional 2002 charges	226	—	—	226
Amounts paid	(256)	(382)	—	(638)

Balance at March 31, 2002	$145	$1,875	$—	$2,020

3.    UNAUDITED BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share information for the three months ended March 31, 2002 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period, including shares issued in the Combination.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2002 (in thousands, except for share and per share amounts):

Three Months Ended March 31, 2002
Net loss	$(2,912)

Weighted average shares used in loss per share calculation – basic and diluted	8,364,260

Net loss per share – basic and diluted	$(0.35)

The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three months ended March 31, 2001 reflects the impact of the exchange of all Earlychildhood membership interests for shares of the Company common stock in the Combination as of January 1, 2001, or date of issuance, if later. The per share disclosures have been calculated based on pro forma net loss as if the Company had been subject to income taxes as a C corporation for the entire period.

The following table sets forth the computation of pro forma basic and diluted net loss per share for the three months ended March 31, 2001 (in thousands, except for share and per share amounts):

Three Months Ended March 31, 2001
Pro forma net loss	$(1,683)

Weighted average shares outstanding assuming exchange of membership interests to the common stock of the Company:
Class A units or membership interests	2,942,242
Class B units or membership interests	2,621,124
Class C units or membership interests	41,903

Shares used in pro forma per share calculation – basic and diluted	5,605,269

Pro forma net loss per share – basic and diluted	$(0.30)

Common stock equivalents of 62,246 and 20,233 for the three months ended March 31, 2002 and 2001, respectively, have been excluded in the computation of diluted net loss per share as the effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

4.    SEGMENT INFORMATION

In fiscal year 2001, the Company operated in three segments, Educational Products, Fundraising and Consumer. During the first quarter of 2002, the Company renamed the Educational Products segment the Early Childhood segment and the Fundraising segment became the Elementary School segment. In addition, the Consumer segment became the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. The Consumer segment was created as a result of the Combination and therefore was not part of the Company in the first quarter of 2001. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report filed on Form 10-K. There were no intersegment sales. The Company’s profit measure is Adjusted EBITDA, which represents operating income (loss) adding back depreciation and amortization, stock compensation, and merger integration charges. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Information regarding the Earlychildhood and Elementary School segments is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues:
Early Childhood	$13,722	$11,945
Elementary School	1,852	1,984

Total	$15,574	$13,929

Adjusted EBITDA loss:
Early Childhood	$(975)	$(537)
Elementary School	(1,099)	(985)

Total	$(2,074)	$(1,522)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions on behalf of the Elementary School segment. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation and amounted to $144,168 and $27,000 for the three months ended March 31, 2002 and 2001, respectively.

The segment asset information available is as follows (in thousands):

	March 31, 2002	December 31, 2001
Assets
Early Childhood	$38,718	$39,786
Elementary School	19,151	16,176
Eliminations	(11,310)	(11,310)

Total	$46,559	$44,652

5.     GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. Statement No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

The Company reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with Statement No. 142, the Company intends to complete a transitional goodwill impairment test by June 30, 2002 and does not anticipate recognizing an impairment loss. Going forward, the annual impairment test required by SFAS No. 142 will be performed in the fourth quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. In addition, the Company reevaluated its intangible asset lives and no adjustment to the useful life was determined to be necessary.

The following table identifies the major classes of intangible assets at March 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer List	$1,410	$(411)
Patents and Trademarks	692	(478)
Formulas	148	(61)

Total	$2,250	$(950)

Total amortization expense on intangible assets was approximately $72,000 for the three months ended March 31, 2002.

The carrying amount of goodwill was $4,701,000 at March 31, 2002 and December 31, 2001. There was no impairment loss recorded during the three months ended March 31, 2002.

The following table reflects the consolidated results of operations adjusted as though the adoption of Statement No. 142 occurred at the beginning of the three month period ended March 31, 2001(in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
	(Actual)	(Pro Forma C Corporation and SFAS No. 142 Adoption)
Net loss:
As Reported	$(2,912)	$(1,683)
Goodwill amortization – net of tax effect	—	125

Adjusted net loss	$(2,912)	$(1,558)

Net Loss Per Share Basic and Diluted:
As Reported	$(0.35)	$(0.30)
Goodwill amortization – net of tax effect	—	0.02

Adjusted basic and diluted net loss per share	$(0.35)	$(0.28)

6.    DEBT

On April 30, 2001, the Company entered into a secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). At the same time, Earlychildhood repaid its obligations aggregating $16.4 million under its then-existing credit facility with BNP Paribas (the “Paribas Credit Facility”) and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at March 31, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the GMAC Facility. As of March 31, 2002, the Company had borrowings of $6.4 million and available borrowing capacity of $2.4 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, the Company entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, the Company entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company’s peak inventory purchasing season. In connection with the second amendment, the Company’s Chief Executive Officer agreed to guarantee up to $500,000 of additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement will reset to $4.0 million and the guarantee by the Chief Executive Officer will expire.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. Excelligence Learning Corporation makes these forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. See Item 1 —”Risk Factors” of the Company’s Annual Report on Form 10-K.

OVERVIEW

The Company was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the Combination. Prior to the Combination, the Company was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00, representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of the Company.

Immediately following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of the Company and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of the Company. As the former Earlychildhood members had a controlling interest in the Company immediately following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of the Company. Accordingly, the following discussion addresses the results of operations of Earlychildhood and its predecessor prior to April 30, 2001 and the financial position and results of operations of the Company thereafter. A further discussion of the Combination is included under “Combination with SmarterKids.com” below.

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and parents;

•
EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations;

•	the SmarterKids.com website, through which the Company sells its educational products online to consumers; and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force which, as of March 31, 2002, numbered 50 people.

On May 3, 2002, the Company changed its corporate name to “Excelligence Learning Corporation” following receipt of stockholder approval of the new name at the Company’s annual meeting of stockholders held on May 1, 2002.

In fiscal year 2001, the Company operated in three segments, Educational Products, Fundraising and Consumer. During the first quarter of 2002, the Company renamed the Educational Products segment the Early Childhood segment and the Fundraising segment became the Elementary School segment. In addition to the name changes, the Consumer segment became the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com and Earlychildhood NEWS. The Early

Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding the development of children from infancy through age eight. The Elementary School segment, conducted through EPI, sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

COMBINATION WITH SMARTERKIDS.COM

On November 14, 2000, Earlychildhood entered into the Combination Agreement to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for the common stock of the Company and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of the Company, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of the Company. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase the common stock of the Company, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase the common stock of the Company and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood’s members and option holders owned approximately two-thirds of the common stock of the Company on a fully-diluted basis.

On April 30, 2001, the Combination was completed. The following table reflects the Company’s common shares and options to purchase common shares which were issued upon completion of the Combination:

	Common Shares	Options
Issued in exchange for or conversion from:
Membership interests in Earlychildhood	5,605,269	—
Shares of SmarterKids.com	2,725,776	—
Options of Earlychildhood	—	193,304
Options of SmarterKids.com	—	463,748
Warrants of SmarterKids.com	—	26,802

	8,331,045	683,854

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $49.1 million is based on the estimated fair value of shares of the common stock of the Company and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs.

RESULTS OF OPERATIONS

Revenues. Revenues increased 11.8% to $15.6 million for the three months ended March 31, 2002, up $1.6 million from the $14.0 million recorded for the same period in 2001. The increase was primarily attributable to revenue growth in the Early Childhood segment totaling $1.8 million, partially offset by a decrease in the Elementary School segment of $0.2 million.

The Early Childhood segment continues its trend of revenue growth primarily through the expansion of its customer base, more effective catalog distribution and strategic product marketing and pricing within the catalog. In addition, the inclusion of revenue from the former Consumer segment into the Early Childhood segment contributed $0.6 million to the increase. The Consumer segment was created as a result of the Combination and therefore was not part of the Company in the first quarter of 2001. The decrease in revenue in the Elementary School segment is due to lower sales in the some of its non-core, off-season products.

Gross Profit. Gross profit was $5.6 million for the three-month periods ended March 31, 2002 and 2001. Gross profit as a percentage of sales decreased from 40.2% to 36.1%. The decrease in gross profit percentage was due to the addition of the Consumer distribution channel, which contributes a lower margin, as well as to overhead costs applied to inventory sold in the first quarter 2002, which increased over the same period in the prior year. Also, the Company made the decision to reduce its inventory levels through various sales promotions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $8.4 million and $7.6 million for the three months ended March 31, 2002 and 2001, respectively. The increase in selling, general and administrative expense for the three months ended March 31, 2002 is primarily related to the reporting and administrative costs associated with the Company being a Securities and Exchange Commission registrant, bank fees associated with the credit line covenant and additional availability negotiations for the GMAC Facility and severance costs related to the Needham facility closure.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively. The decrease from 2001 is pursuant to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but tested for impairment on an annual basis.

Interest Expense. Interest expense was $0.1 million and $0.3 million in the three months ended March 31, 2002 and 2001, respectively. The decrease in interest expense is primarily related to more favorable LIBOR rates with respect to the interest rate charged per the GMAC Facility and the lower principal balance due to the payoff of the Paribas Credit Facility.

Income Tax Benefit. Income tax benefit represents amount of net operating loss carryforwards generated during the periods in excess of associated valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The primary sources of liquidity have been the GMAC Facility, the Paribas Credit Facility and capital contributions from former Earlychildhood members. As of March 31, 2002, the Company had net working capital of $9.8 million.

During the three months ended March 31, 2002, the Company’s operating activities used $2.7 million of cash. The use of cash was primarily related to operating losses and working capital. The Company used $195,000 in cash for investing activities during the three months ended March 31, 2002 for which the Company purchased property and equipment. The Company obtained $1.3 million in cash from financing activities mostly from borrowings under the GMAC Facility.

As a result of the Combination, the Company received access to approximately $21 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, the Company entered into the GMAC Facility. At the same time, the Company repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25.0 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at March 31, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4.0 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18.0 million minus the eligible portion of EPI’s inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of March 31, 2002, the Company had borrowings of $6.4 million and available borrowing capacity of $2.4 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, the Company entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, the Company entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company’s peak inventory purchasing season. In connection with the second amendment, the Company’s Chief Executive Officer agreed to guarantee up to $500,000 of the additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement will reset to $4.0 million and the guarantee by the Chief Executive Officer will expire.

The following summarizes the Company’s contractual obligations as of March 31, 2002 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Short-term debt	$6,873	$6,873	$—	$—
Non-cancelable operating leases	13,811	3,470	5,767	4,574

Total contractual cash obligations	$20,684	$10,343	$5,767	$4,574

Included in non-cancelable operating leases is $2.8 million in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. The Company is actively attempting to sublease the facility but can offer no assurances as to when or if a sublessee will be found.

Management believes that availability under the GMAC Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. The Company’s ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under the GMAC Facility depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

The following forward-looking statements reflect the Company’s expectations for the second quarter and full year 2002. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in Item 1—”Risk Factors” of the Company’s Annual Report on Form 10-K.

Management’s goal is to achieve revenue growth in 2002 through increasing circulation of its Discount School Supply catalog, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, and implementing more aggressive pricing strategies in both segments. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

For second quarter 2002,

•	Net revenues are expected to be between $20 and $23 million; and

•	Adjusted EBITDA is expected to be between a negative $500,000 and a positive $500,000.

For full fiscal year 2002,

•	Net revenues are expected to be between $90 and $105 million; and

•	Adjusted EBITDA is expected to be between $1.0 and $5.0 million.

Adjusted EBITDA is calculated by adding back to operating income (loss) depreciation and amortization, stock compensation, and merger integration charges. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, product returns, intangible assets, inventories, income taxes, and merger integration. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition and Accounts Receivable

The Company recognizes revenues from product sales upon the delivery of products. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. The Company determines that collectibility of accounts receivable is reasonably assured through standardized credit review to determine each customer’s credit worthiness. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Deferred Tax Valuation Allowance

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles, annually or when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. Additionally, when indicators of impairment are present, the Company reviews the estimated undiscounted future cash flows of related operations and compares it to the remaining net book value to determine if a provision for impairment is necessary. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets expects to hold and use are based on the fair value of the asset. If the Company continues to operate at a loss, a provision for impairment of the remaining long-lived assets may be required in the future.

Merger Integration Liabilities

The Company has established liabilities relating to the termination of certain former SmarterKids.com employees and the abandonment of the Needham facility. The remaining severance liabilities at March 31, 2002 were determined based on specific contracts and were not significant. The liability relating to the lease abandonment was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, the estimate of sublease income is extremely subjective. If there is a further decline in the commercial real estate market, if it takes longer than expected to sublet the facility or if the facility when sublet is subleased at rates lower than the Company’s current estimates, the amounts the Company will ultimately realize could be materially different from the amounts assumed in arriving at the Company’s estimate of the cost of the lease abandonment.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in Note 5 to the financial statements included in Part I, Item 1.

SEASONALITY

The Company’s seasonal sales trends coincide with the start of each school year and the holiday season. Accordingly, the majority of revenues are generated in the third and fourth calendar quarters, with a particular emphasis on the third quarter, which generally represents 40% to 50% of the Early Childhood and Elementary School segments’ annual sales. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands.

INFLATION

Inflation has and is expected to have only a minor effect on the Company’s results of operations and sources of liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion of market risk includes “forward-looking statements” that involve risks and uncertainties that could significantly offset anticipated results in the future. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. In April 2001, the Company entered into the GMAC Facility with initial outstanding borrowings of $5 million as of May 1, 2001. As of March 31, 2002, the Company had borrowings of $6.4 million under the GMAC Facility and available borrowing capacity of $2.4 million under the GMAC Facility. The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value.

CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and its revolving line of credit. The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from the normal course of business are not collateralized and management continually monitors the payment of its accounts receivable and the financial condition of its customers to reduce the risk of loss. The Company does not believe that its cash and cash equivalents are subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

FOREIGN CURRENCY RISK

The Company purchases some of its products from foreign vendors. Accordingly, the Company’s prices of imported products are subject to variability based on foreign exchange rates. However, the Company’s purchase orders are denominated in U.S. dollars and the Company does not enter into long-term purchase commitments.

PART II:     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

As previously reported, on July 12, 2001, LearnStar, L.P. (“LearnStar”) filed a complaint against LearningStar in the United States District Court for the Northern District of Texas claiming, among other things, trademark infringement and false designation of origin, on the basis that the “LEARNINGSTAR” mark and logo is confusingly similar to LearnStar’s “LEARNSTAR” mark and logo. On September 19, 2001, the Company entered into a settlement agreement with LearnStar, which was subsequently amended on November 12, 2001. Pursuant to the settlement agreement, the Company agreed, among other things, to formally change its corporate name by May 15, 2002. The Company’s new name, Excelligence Learning Corporation, was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on May 1, 2002. On May 3, 2002, the Company formally changed its corporate name to Excelligence Learning Corporation in compliance with the terms of the settlement agreement.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibit is filed herewith:

3.1 Certificate	of Amendment of Restated Certificate of Incorporation of LearningStar Corp., dated May 3, 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 15th day of May, 2002.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Richard Delaney
Richard Delaney Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)