Form 10-Q
period 2002-06-30
EXCELLIGENCE LEARNING CORP
filed 2002-08-14
CIK 1130950

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 8,364,260 shares outstanding as of August 9, 2002.

EXCELLIGENCE LEARNING CORPORATION

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,567	$1,623
Accounts receivable, net	9,436	5,284
Inventories	25,970	19,118
Prepaid expenses and other current assets	3,172	3,161

Total current assets	40,145	29,186
Receivable from related party	139	139
Property and equipment, net	4,190	4,368
Deferred income taxes	3,774	3,774
Other assets	1,084	1,112
Goodwill	4,701	4,701
Other intangible assets, net	1,228	1,372

Total assets	$55,261	$44,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$11,147	$5,589
Accounts payable	13,273	5,015
Accrued expenses	4,790	5,905
Other current liabilities	308	193

Total current liabilities	29,518	16,702
Deferred income taxes	362	362
Notes payable	—	14

Total liabilities	29,880	17,078

Stockholders’ equity:
Common stock, $0.01 par value; 11,250,000 shares authorized; 8,364,260 shares issued and outstanding at June 30, 2002 and December 31, 2002	84	84
Additional paid-in capital	62,194	62,194
Deferred stock compensation	(1,768)	(2,054)
Accumulated deficit	(35,129)	(32,650)

Total stockholders’ equity	25,381	27,574

Total liabilities and stockholders’ equity	$55,261	$44,652

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$22,091	$19,244	$37,665	$33,173
Cost of goods sold	13,836	12,007	23,788	20,338

Gross profit	8,255	7,237	13,877	12,835

Operating expenses:
Selling, general and administrative	7,595	9,652	15,966	17,250
Impairment of website development costs	—	580	—	580
Amortization of goodwill and other intangible assets	72	1,376	144	1,693

Operating income (loss)	588	(4,371)	(2,233)	(6,688)

Other (income) expense:
Interest expense	160	272	263	564
Interest income	(5)	(10)	(17)	(12)

Income (loss) before income taxes and early extinguishment of debt	433	(4,633)	(2,479)	(7,240)
Income tax benefit	—	919	—	1,295

Income (loss) before early extinguishment of debt	433	(3,714)	(2,479)	(5,945)
Loss on early extinguishment of debt (net of income tax benefit)	—	497	—	497

Net income (loss)	$433	$(4,211)	$(2,479)	$(6,442)

Net Loss Per Share Calculation:
Net income (loss) per share – basic	$0.05	$—	$(0.30)	$—

Net income (loss) per share – diluted	$0.05	$—	$(0.30)	$—

Weighted average shares used in basic income (loss) per share calculation	8,364,260	—	8,364,260	—
Weighted average shares used in diluted income (loss) per share calculation	8,425,471	—	8,364,260	—

Pro forma C Corporation Disclosures (Note 3):
Pro forma income tax benefit		1,261		1,637
Pro forma net loss		(3,869)		(6,100)
Pro forma net loss per share – basic and diluted		$(0.52)		$(0.94)
Weighted average shares used in pro forma per share calculation – basic and diluted		7,422,722		6,513,996

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,479)	$(6,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766	2,571
Provision for losses on accounts receivable	77	43
Equity-based compensation	286	279
Deferred income taxes	—	(1,590)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the SmarterKids.com acquisition:
Accounts receivable	(4,229)	(3,867)
Inventories	(6,852)	(13,550)
Prepaid expenses and other current assets	(11)	(1,153)
Other assets	28	1,019
Accounts payable	8,258	8,602
Accrued expenses	(1,114)	(835)
Income tax related liabilities	—	(99)
Other current liabilities	115	54

Net cash used in operating activities	(5,155)	(14,968)

Cash flows from investing activities:
Purchase of plant and equipment	(445)	(1,020)
Purchase of other intangible assets	—	(453)
Cash received in acquisition, net of cash paid for transaction fees	—	20,744

Net cash provided by (used in) investing activities	(445)	19,271

Cash flows from financing activities:
Bank overdraft	—	(1,154)
Borrowings on line of credit	42,939	16,447
Principal payments on line of credit	(37,381)	(7,500)
Principal payments on notes payable	(14)	(8,937)

Net cash provided by (used in) financing activities	5,544	(1,144)

Net increase (decrease) in cash and cash equivalents	(56)	3,159
Cash and cash equivalents at beginning of period	1,623	181

Cash and cash equivalents at end of period	$1,567	$3,340

Supplemental disclosures of cash flow information:
Cash payments during the period:
Cash paid for interest	$166	$504
Cash paid for taxes	$527	$—
Noncash investing and financing activities:
Issuance of common shares, options and warrants in conjunction with acquisition of SmarterKids.com	—	44,576

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
(Unaudited)

1.    THE BUSINESS

Excelligence Learning Corporation (formerly known as LearningStar Corp.), a Delaware corporation (the “Company”), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood LLC, a California limited liability company (“Earlychildhood”), Educational Products, Inc., a Texas corporation (“EPI”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”).

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

SHIPPING AND HANDLING COSTS

Shipping and handling revenues and shipping costs are included in revenues and cost of goods sold, respectively. Handling costs of $1,465,000 and $1,906,000 for the three months ended June 30, 2002 and 2001, respectively, and $2,895,000 and $3,381,000 for the six months ended June 30, 2002 and 2001, respectively, are included in selling, general and administrative expenses.

RECLASSIFICATIONS

Certain reclassifications, not affecting net loss, have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

INCOME TAXES

The Company is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company (“LLC”) that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood’s income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes prior to the Combination.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in Note 5.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003. The Company is currently evaluating the impact of the provisions of SFAS No. 145.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the provisions of SFAS No. 146.

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

On April 30, 2001, the Combination was completed. The following table sets forth the Company common shares and options that were issued upon completion of the Combination:

	Common Shares	Options
Issued in exchange for or conversion from:
Membership interests in Earlychildhood	5,605,269	—
Shares of SmarterKids.com	2,725,776	—
Options of Earlychildhood	—	193,304
Options of SmarterKids.com	—	463,748
Warrants of SmarterKids.com	—	26,802

	8,331,045	683,854

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

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

In conjunction with the Combination, the Company terminated certain SmarterKids.com employees and determined that the acquired lease for the Needham, Massachusetts facility was an unfavorable lease. As a result, liabilities of $1,452,000 and $1,065,000 were recorded for severance and the unfavorable Needham lease, respectively.

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

During the six months ended June 30, 2002, the Company paid $372,000 and $715,000 relating to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance costs for terminations announced in the first quarter of 2002 and therefore was recorded as an expense in the first quarter of 2002. The remaining payments related to charges taken in 2001.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Other	Total
Established at date of Combination	$1,452	$1,065	$—	$2,517
Additional 2001 charges	—	1,304	469	1,773
Amounts paid	(1,277)	(112)	(469)	(1,858)

Balance at December 31, 2001	175	2,257	—	2,432
Additional 2002 charges	226	—	—	226
Amounts paid	(372)	(715)	—	(1,087)

Balance at June 30, 2002	$29	$1,542	$—	$1,571

3.    UNAUDITED BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The basic and diluted net loss per share information for the three and six months ended June 30, 2002 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period including shares issued in the Combination.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2002 (in thousands, except for share and per share amounts).

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Net income (loss)	$433	$(2,479)

Weighted average shares used in basic income (loss) per share calculation	8,364,260	8,364,260
Weighted average shares used in diluted income (loss) per share calculation	8,425,471	8,364,260
Net income (loss) per share—basic	$0.05	$(0.30)

Net income (loss) per share—diluted	$0.05	$(0.30)

Common stock equivalents of 61,211 shares for the six months ended June 30, 2002 have been excluded in the computation of diluted net loss per share as the effect is anti-dilutive. These common equivalent shares consist of shares issuable upon the exercise of stock options.

The unaudited pro forma basic and diluted net income (loss) per share information included in the accompanying statements of operations for the three and six months ended June 30, 2002 reflects the impact of the exchange of all Earlychildhood membership interests for shares of the Company common stock in the Combination as of January 1, 2001, or date of issuance, if later. The per share disclosures have been calculated based on pro forma net loss as if the Company had been subject to income taxes as a C corporation for the entire period.

The following table sets forth the computation of pro forma basic and diluted net loss per share for the three months and six months ended June 30, 2001 (in thousands, except for share and per share amounts).

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Pro forma net loss	$(3,869)	$(6,100)

Weighted average shares outstanding assuming exchange of membership interests to the Company common stock:
Class A units or membership interests	2,942,242	2,942,242
Class B units or membership interests	2,621,124	2,621,124
Class C units or membership interests	41,903	41,903
Common Shares issued to SmarterKids.com shareholders	1,817,184	908,592
Others	269	135

Shares used in pro forma per share calculation—basic and diluted	7,422,722	6,513,996

Pro forma net loss per share—basic and diluted	$(0.52)	$(0.94)

Common stock equivalents of 247,858 shares for the three and six months ended June 30, 2001 have been excluded in the computation of diluted net loss per share as the effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

4.    SEGMENT INFORMATION

In fiscal year 2001, the Company operated in three segments, Educational Products, Fundraising and Consumer. During the first quarter of 2002, the Company renamed the Educational Products segment the Early Childhood segment and the Fundraising segment became the Elementary School segment. In addition to the name changes, the Consumer segment has become the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. Prior year segment numbers have been restated to reflect this change. The Consumer segment was created as a result of the Combination and therefore not part of the Company in the first quarter of 2001. The Early Childhood segment includes the brand names Discount

School Supply, SmarterKids.com, and Earlychildhood NEWS.  The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report filed on Form 10-K. There were no intersegment sales. The Company’s profit measure is Adjusted EBITDA, which represents operating income (loss) adding back depreciation and amortization, stock compensation, website impairment and merger integration charges. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. The Company will continue to use Adjusted EBITDA throughout 2002 for comparative purposes against 2001. Beginning with the first quarter of 2003, the Company plans to replace Adjusted EBITDA as a measure of operating performance with EBITDA. EBITDA is calculated by adding back to operating income (loss) depreciation and amortization. Information regarding the Earlychildhood and Elementary School segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Early Childhood	$16,582	$14,772	$30,304	$26,717
Elementary School	5,509	4,472	7,361	6,456

Total	$22,091	$19,244	$37,665	$33,173

Adjusted EBITDA (loss):
Early Childhood	$831	$(957)	$(144)	$(1,425)
Elementary School	287	(490)	(811)	(1,477)

Total	$1,118	$(1,447)	$(955)	$(2,902)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions on behalf of the Elementary School segment. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation of the Company’s segments and amounted to $144,168 and $18,000 for the three months ended June 30, 2002 and 2001, respectively and $288,336 and $45,000 for the six months ended June 30, 2002 and 2001, respectively.

The segment asset information available is as follows (in thousands):

	June 30, 2002	December 31, 2001
Assets
Early Childhood	$45,394	$39,786
Elementary School	21,177	16,176
Eliminations	(11,310)	(11,310)

Total	$55,261	$44,652

5.    GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share and per share amounts)
(Unaudited)

The Company reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test in the second quarter of 2002 and determined no additional impairment charge was necessary. Going forward, the annual impairment test required by SFAS No. 142 will be performed in the fourth quarter. No reclassification of intangible assets was necessary as a result of the adoption of SFAS No. 142.

The following table identifies the major classes of intangible assets at June 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer List	$1,410	$(447)
Patents and Trademarks	692	(512)
Formulas	148	(63)

Total	$2,250	$(1,022)

Total amortization expense on intangible assets was approximately $72,000 and $144,000 for the three and six months ended June 30, 2002, respectively.

The carrying amount of goodwill was $4,701,000 at June 30, 2002 and December 31, 2001. There was no impairment loss recorded during the three or six months ended June 30, 2002.

The following table reflects the consolidated results of operations adjusted as though the adoption of Statement No. 142 occurred at January 1, 2001(in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss):
As Reported	$433	$(4,211)	$(2,479)	$(6,442)
Goodwill amortization—net of tax effect	—	820	—	978

Adjusted net loss	$433	$(3,391)	$(2,479)	$(5,464)

Net Income (Loss) Per Share Basic:
As Reported	$0.05	$(0.57)	$(0.30)	$(0.99)
Goodwill amortization—net of tax effect	—	0.11	—	0.15

Adjusted basic net income (loss) per share	$0.05	$(0.46)	$(0.30)	$(0.84)

Net Income (Loss) Per Share Diluted:
As Reported	$0.05	$(0.57)	$(0.30)	$(0.99)
Goodwill amortization—net of tax effect	—	0.11	—	0.15

Adjusted diluted net income (loss) per share	$0.05	$(0.46)	$(0.30)	$(0.84)

6. DEBT

On April 30, 2001, the Company entered into a secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). At the same time, Earlychildhood repaid its obligations aggregating $16.4 million under its then-existing credit facility with BNP Paribas (the “Paribas Credit Facility”) and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at June 30, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the GMAC Facility. As of June 30, 2002, the Company had borrowings of $11.1 million and available borrowing capacity of $1.6 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, the Company entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, the Company entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company’s peak inventory purchasing season. In connection with the second amendment, the Company’s Chief Executive Officer agreed to guarantee up to $500,000 of additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement was reset to $4.0 million and the guarantee by the Chief Executive Officer expired.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. Those risks and uncertainties include, but are not limited to, (1) changes in general economic and business conditions and in e-retailing, or educational products industry in particular, (2) the impact of competition, including the development of competing proprietary products by the Company’s competitors, (3) the level of demand for the Company’s products, (4) fluctuations in the value of the U.S. dollar and (5) the Company’s inability to diversify its product offerings and expand in new and existing markets. Excelligence Learning Corporation makes these forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Investors should also refer to “Item 1. Business-Risk Factors” in our Annual Report on Form 10-K for a discussion of various risk factors relating to our business. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report, will in fact, transpire and, therefore, we caution investors not to place undue reliance on them.

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

All of the foregoing is supported by a national sales force which, as of June 30, 2002, numbered 58 people.

On May 3, 2002, the Company changed its corporate name to Excelligence Learning Corporation following receipt of stockholder approval of the new name at the Company’s annual meeting of stockholders held on May 1, 2002.

In fiscal year 2001, the Company operated in three segments, Educational Products, Fundraising and Consumer. During the first quarter of 2002, the Company renamed the Educational Products segment the Early Childhood segment and the Fundraising segment became the Elementary School segment. In addition to the name changes, the Consumer segment has become the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. Prior year segment numbers have been restated to reflect this change. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding the development of children from infancy through age eight. The Elementary School segment, conducted through EPI, sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

COMBINATION WITH SMARTERKIDS.COM

On November 14, 2000, Earlychildhood entered into the Combination Agreement to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for the Company common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of the Company, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of the Company. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase the Company common stock, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase the Company common stock and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood’s members and option holders owned approximately two-thirds of the Company common stock on a fully-diluted basis.

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

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $49.1 million is based on the estimated fair value of shares of the Company common stock and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs.

RESULTS OF OPERATIONS

Revenues.    Revenues were $22.1 million and $19.2 million for the three months ended June 30, 2002 and 2001, respectively, and $37.7 million and $33.2 million for the six months ended June 30, 2002 and 2001, respectively.

For the three months ended June 30, 2002, revenues increased $2.9 million, or 14.8%, over the three months ended June 30, 2001. The increase was attributable to revenue growth of $1.8 million and $1.1 million in the Early Childhood and Elementary School segments, respectively. For the six months ended June 30, 2002, revenues increased $4.5 million, or 13.5% over the six months ended June 30, 2001. The increase was attributable to revenue growth of $3.6 million and $0.9 million in the Early Childhood and Elementary School segments, respectively.

The Early Childhood segment continues its trend of revenue growth primarily through the expansion of its customer base, more effective catalog distribution and strategic product marketing and pricing within the catalog. In addition, the inclusion of revenue from the former Consumer segment from January 1, 2002 through April 30, 2002 into the Early Childhood segment contributed $546,000 and $1.1 million to the increase for the three and six months ended June 30, 2002, respectively. The Consumer segment was created as a result of the Combination and therefore not part of the Company prior to May 1, 2001. The increase in revenue in the Elementary School segment was attributable to certain of the Company’s customers ordering and taking delivery of Back-To-School products earlier than in the prior year.

Gross Profit.    Gross profit was $8.3 million and $7.2 million for the three months ended June 30, 2002 and 2001, respectively. Gross profit as a percentage of sales decreased from 37.6% to 37.4%. The decrease in gross profit percentage was primarily attributable to lower margins in the consumer distribution channel of the Early Childhood segment. The decrease was partially offset by increased margins in the Elementary School segment resulting from changes in pricing, purchasing and assembly strategies.

Gross profit was $13.9 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively. Gross profit as a percentage of sales decreased from 38.7% to 36.8%. The decrease in gross profit percentage was primarily attributable to decreased margins in the consumer distribution channel of the Early Childhood segment resulting from changes in pricing and purchasing strategy.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, stock compensation and depreciation of property and equipment.

Selling, general and administrative expenses were $7.6 million and $9.7 million for the three months ended June 30, 2002 and 2001, respectively. Selling, general and administrative expenses were $16.0 million and $17.3 million for the six months ended June 30, 2002 and 2001, respectively.

The decrease in selling, general and administrative expense for both the three months ended June 30, 2002 and the six months ended June 30, 2002 was attributable to the Company’s overall cost-cutting strategy previously disclosed and implemented in the first quarter of 2002. In addition the Company has completed the integration of Earlychildhood and SmarterKids.com following the Combination and incurred its final integration charges in the first quarter of 2002.

Impairment of Website Development Costs.    In the second quarter of 2001, the Company migrated its web site operations to the SmarterKids.com website platform. As a result, the Earlychildhood.com website applications and infrastructure were abandoned, resulting in an impairment charge of $580,000 relating to the remaining unamortized development costs.

Amortization of Goodwill and Other Intangible Assets.    Amortization of goodwill and other intangible assets was $72,000 and $1.4 million for the three months ended June 30, 2002 and 2001, respectively, and $144,000 and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease from 2001 is a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other

Intangible Assets,” whereby goodwill is no longer amortized, but tested for impairment on an annual basis. Amortization expense for 2002 and going forward relates the amortization of other intangibles.

Interest Expense.    Interest expense was $160,000 and $272,000 in the three months ended June 30, 2002 and 2001, respectively, and $263,000 and $564,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest expense for the three and six months ended June 30, 2002 is primarily related to more favorable LIBOR rates with respect to the interest rate charged per the GMAC Facility and the payoff of the Paribas Credit Facility.

Income Tax Benefit.    Income tax benefit represents amount of net operating loss carryforwards generated during the periods in excess of associated valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The primary sources of liquidity have been the GMAC Facility, the Paribas Credit Facility and capital contributions from former Earlychildhood members. As of June 30, 2002, the Company had net working capital of $10.6 million.

During the six months ended June 30, 2002, the Company’s operating activities used $5.2 million of cash. The use of cash was primarily related to operating losses and working capital. The Company used $445,000 in cash for investing activities during the six months ended June 30, 2002 for which the company purchased property and equipment. The Company obtained $5.5 million in cash from financing activities, primarily from borrowings under the GMAC Credit Facility.

As a result of the Combination in 2001, the Company received access to approximately $21.0 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, the Company entered into the GMAC Facility. At the same time, the Company repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25.0 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at June 30, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4.0 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21.0 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18.0 million minus the eligible portion of EPI’s inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of June 30, 2002, the Company had borrowings of $11.1 million and available borrowing capacity of $1.6 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, the Company entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. On March 21, 2002, the Company entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during the Company’s peak inventory purchasing season. In connection with the second amendment, the Company’s Chief Executive Officer has agreed to guarantee up to $500,000 of the additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement was reset to $4.0 million and the guarantee by the Chief Executive Officer expired.

The following summarizes the Company’s contractual obligations as of June 30, 2002 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Short-term debt	$11,147	$11,147	$—	$—
Non-cancelable operating leases	16,342	4,645	9,232	2,465

Total contractual cash obligations	$27,489	$15,792	$9,232	$2,465

Included in non-cancelable operating leases is $2.6 million in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. The Company is actively attempting to sublease the facility, but can offer no assurances as to when or if a sublessee will be found.

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

The following forward-looking statements reflect the Company’s expectations for the third quarter and full year 2002. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

Management’s goal is to achieve revenue growth in 2002 through increasing circulation of its Discount School Supply catalog, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, and implementing more aggressive pricing strategies in both segments. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase unemployment and may result in parents removing their children from childcare programs.

Third Quarter 2002 Expectations:

•	Net revenues are expected to be between $40 and $45 million.

•	Adjusted EBITDA is expected to be between $6 and $8 million.

Full Year 2002 Expectations:

•	Net revenues are expected to be between $90 and $105 million,

•	Adjusted EBITDA is expected to be between $1 and $5 million.

Adjusted EBITDA is calculated by adding back to operating income (loss) depreciation and amortization, stock compensation, website impairment and merger integration charges. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

The Company will continue to use Adjusted EBITDA throughout 2002 for comparative purposes against 2001. Beginning with the first quarter of 2003, the Company plans to replace Adjusted EBITDA as its measure of operating performance with EBITDA. EBITDA is calculated by adding back to operating income (loss) depreciation and amortization.

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

Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations annually or when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of its long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset, or if no such cash flows is available, the cash flows of the related operations in which the asset is used. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s book value to its fair value. Conditions that indicate that impairment of goodwill should be evaluated include an adverse change in the Company’s operations and business climate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in Note 5.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003. The Company is currently evaluating the impact of the provisions of SFAS No. 145.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the provisions of SFAS No. 146.

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

INTEREST RATE RISK

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations relate primarily to changes in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. In April 2001, the Company entered into the GMAC Facility. As of June 30, 2002, the Company had outstanding borrowings of $11.1 million and available borrowing capacity of $1.6 million under the GMAC Facility. The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value. See “Item 1. Financial Statements-Note 6.”

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

As previously reported, on July 12, 2001, LearnStar, L.P. (“LearnStar”) filed a complaint against LearningStar in the United States District Court for the Northern District of Texas claiming, among other things, trademark infringement and false designation of origin, on the basis that the “LEARNINGSTAR” mark and logo is confusingly similar to LearnStar’s “LEARNSTAR” mark and logo. On September 19, 2001, the Company entered into a settlement agreement with LearnStar, which was subsequently amended on November 12, 2001. Pursuant to the settlement agreement, the Company agreed, among other things, to formally change its corporate name by May 15, 2002. The Company’s new name, Excelligence Learning Corporation, was submitted to stockholders at the Company’s annual meeting on May 1, 2002 and approved. The Company formally changed its name to Excelligence Learning Corporation on May 3, 2002.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted to stockholder vote and its stockholders approved the following items at the Company’s Annual Meeting of Stockholders held on May 1, 2002.

(a)  Election of three directors for additional three year terms:

Name	Votes For	Withheld Authority
Al Noyes	7,529,445	10,387
Dr. Louis Casagrande	7,528,084	11,748
Scott Graves	7,527,346	12,486

In addition to the three directors listed above, the terms of the following five directors continued after the meeting: Ron Elliott, Richard Delaney, Dean DeBiase, Michael Kolowich and Robert MacDonald.

(b)  Amendment of the Company’s Restated Certificate of Incorporation to change the Company’s corporate name to “Excelligence Learning Corporation” by a vote of 7,512,641 “for,” 25,805 “against,” and 1,386 abstentions.

(c)  Approval of the Company’s Second Amended and Restated 2001 Employee Stock Purchase Plan by a vote of 7,520,365 “for,” 19,028 “against,” and 439 abstentions.

(d)  Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002 by a vote of 7,521,005 “for,” 15,629 “against,” and 3,198 abstentions.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBIT AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibit is filed herewith:

10.1  Employment Agreement, dated as of June 28, 2002 between Excelligence Learning Corporation and Ron Elliott.

(b)  Reports on Form 8-K.

Excelligence Learning Corporation filed a report on Form 8-K with the Commission on May 3, 2002, announcing the Company’s stockholders had approved a change in the corporate name from LearningStar Corp. to Excelligence Learning Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 14th day of August 2002.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ RICHARD DELANEY
Richard Delaney
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)