Form 10-Q
period 2002-09-30
EXCELLIGENCE LEARNING CORP
filed 2002-11-07
CIK 1130950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-32613

EXCELLIGENCE LEARNING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0559897
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Lower Ragsdale Drive Monterey, CA	93940
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value, 8,381,704 shares outstanding as of November 7, 2002.

EXCELLIGENCE LEARNING CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,439	$1,623
Accounts receivable, net	14,625	5,284
Inventories	14,319	19,118
Prepaid expenses and other current assets	2,898	3,161

Total current assets	36,281	29,186
Receivable from related party	—	139
Property and equipment, net	4,207	4,368
Deferred income taxes	1,379	3,774
Other assets	1,061	1,112
Goodwill	4,701	4,701
Other intangible assets, net	1,156	1,372

Total assets	$48,785	$44,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$5,589
Accounts payable	11,455	5,015
Accrued expenses	5,246	5,905
Other current liabilities	264	193

Total current liabilities	16,965	16,702
Deferred income taxes	362	362
Notes payable	—	14

Total liabilities	17,327	17,078

Stockholders’ equity:
Common stock, $0.01 par value; 11,250,000 shares authorized; 8,373,917 and 8,364,260 shares issued and outstanding at September 30, 2002 and December 31, 2002, respectively	84	84
Additional paid-in capital	62,202	62,194
Deferred stock compensation	(1,625)	(2,054)
Accumulated deficit	(29,203)	(32,650)

Total stockholders’ equity	31,458	27,574

Total liabilities and stockholders’ equity	$48,785	$44,652

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$46,264	$42,220	$83,929	$75,393
Cost of goods sold	29,048	26,203	52,836	46,541

Gross profit	17,216	16,017	31,093	28,852

Operating expenses:
Selling, general and administrative	8,694	10,554	24,659	27,804
Impairment of website development costs	—	—	—	580
Amortization of goodwill and other intangible assets	72	1,944	216	3,637

Operating income (loss)	8,450	3,519	6,218	(3,169)

Other (income) expense:
Interest expense	137	272	401	836
Interest income	(7)	(24)	(24)	(33)
Other income	(1)	(46)	(1)	(49)

Income (loss) before income taxes and early extinguishment of debt	8,321	3,317	5,842	(3,923)
Income tax expense	2,395	1,783	2,395	488

Income (loss) before early extinguishment of debt	5,926	1,534	3,447	(4,411)
Loss on early extinguishment of debt (net of income tax benefit)	—	—	—	497

Net income (loss)	$5,926	$1,534	$3,447	$(4,908)

Net Income Per Share Calculation:
Net income per share – basic	$0.71		$0.41

Net income per share – diluted	$0.69		$0.40

Weighted average shares used in basic income per share calculation	8,367,073		8,365,208
Weighted average shares used in diluted income per share calculation	8,560,457		8,534,951

Pro forma C Corporation Disclosures (Note 3):
Pro forma income tax expense (benefit)		$1,412		$(225)
Pro forma net income (loss)		$1,905		$(4,195)
Pro forma net income (loss) per share – basic		$0.23		$(0.59)
Pro forma net income (loss) per share – diluted		$0.22		$(0.59)
Weighted average shares used in pro forma per share calculation – basic		8,350,959		7,126,317
Weighted average shares used in pro forma per share calculation – diluted		8,563,107		7,126,317

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$3,447	$(4,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,165	5,071
Provision for losses on accounts receivable	206	265
Equity-based compensation	429	422
Deferred income taxes	2,395	(1,590)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the SmarterKids.com acquisition:
Accounts receivable	(9,546)	(9,427)
Inventories	4,799	(2,532)
Prepaid expenses and other current assets	263	(1,431)
Other assets	51	992
Accounts payable	6,440	687
Accrued expenses	(659)	(1,386)
Income tax related liabilities	—	1,671
Other current liabilities	71	41

Net cash provided by (used in) operating activities	9,061	(12,125)

Cash flows from investing activities:
Purchases of plant and equipment	(789)	(1,185)
Receivable from related party	139	—
Purchase of other intangible assets	—	(647)
Cash received in acquisition, net of cash paid for transaction fees	—	20,744

Net cash provided by (used in) investing activities	(650)	18,912

Cash flows from financing activities:
Bank overdraft	—	(1,154)
Borrowings on line of credit	78,229	45,344
Principal payments on line of credit	(83,818)	(40,084)
Principal payments on notes payable	(14)	(8,938)
Stock purchased through Employee Stock Purchase Plan	8	—

Net cash used in financing activities	(5,595)	(4,832)

Net increase in cash and cash equivalents	2,816	1,955
Cash and cash equivalents at beginning of period	1,623	181

Cash and cash equivalents at end of period	$4,439	$2,136

Supplemental disclosures of cash flow information:
Cash payments during the period:
Cash paid for interest	$314	$766
Cash paid for taxes	$548	$102
Noncash investing and financing activities:
Issuance of common shares, options and warrants in conjunction with acquisition of SmarterKids.com	—	44,576

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

INCOME TAXES

The Company is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company (“LLC”) that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood’s income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes prior to the Combination.

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

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met.  Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions.  While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice.  The Company plans to adopt the provisions of SFAS No. 145 required for financial statements on January 1, 2003. Once adopted the Company’s extraordinary loss for debt extinguishments will be recorded as an other expense.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement.  Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan.  Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows.  The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the provisions of SFAS No. 146.

2.   BUSINESS COMBINATION AND MERGER INTEGRATION

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

On April 30, 2001, the Combination was completed. The following table sets forth the Company common shares and options to purchase common shares that were issued upon completion of the Combination:

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

During the nine months ended September 30, 2002, the Company paid $401,000 and $1,021,000 relating to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance costs for terminations announced in the first quarter of 2002 and therefore was recorded as an expense in the first quarter of 2002. During the third quarter of 2002, the Company determined that based on the current real estate market conditions in Needham, Massachusetts its assumptions for sublease income should be reduced and an additional lease abandonment charge of $653,000 was recorded in selling, general and administrative expense.

A rollforward of activity in merger integration related liabilities included in accrued expenses follows (in thousands):

	Severance	Needham Facility	Other	Total

Established at date of Combination	$1,452	$1,065	$—	$2,517
Additional 2001 charges	—	1,304	469	1,773
Amounts paid	(1,277)	(112)	(469)	(1,858)

Balance at December 31, 2001	175	2,257	—	2,432
Additional 2002 charges	226	653	—	879
Amounts paid	(401)	(1,021)	—	(1,422)

Balance at September 30, 2002	$—	$1,889	$—	$1,889

3.   UNAUDITED BASIC AND DILUTED NET INCOME LOSS PER SHARE

The basic and diluted net income per share information for the three and nine months ended September 30, 2002 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period including shares issued in the Combination.

The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended September 30, 2002 (in thousands, except for share and per share amounts).

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Net income	$5,926	$3,447

Weighted average shares used in basic income per share calculation	8,367,073	8,365,208
Weighted average shares used in diluted income per share calculation	8,560,457	8,534,951
Net income per share – basic	$0.71	$0.41

Net income per share – diluted	$0.69	$0.40

The unaudited pro forma basic and diluted net income (loss) per share information included in the accompanying statements of operations for the three and nine months ended September 30, 2001 reflects the impact of the exchange of all Earlychildhood membership interests for shares of the Company common stock in the Combination as of January 1, 2001, or date of issuance, if later. The per share disclosures have been calculated based on pro forma net income (loss) as if the Company had been subject to income taxes as a C corporation for the entire period.

The following table sets forth the computation of pro forma basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2001  (in thousands, except for share and per share amounts).

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Pro forma net income (loss)	$1,905	$(4,195)

Weighted average shares outstanding assuming exchange of membership interests to the Company common stock:
Class A units or membership interests	2,942,242	2,942,242
Class B units or membership interests	2,621,124	2,621,124
Class C units or membership interests	41,903	41,903
Common Shares issued to SmarterKids.com shareholders	2,725,776	1,514,320
Others	19,914	6,728

Shares used in pro forma per share calculation – basic	8,350,959	7,126,317
Potential dilutive securities	212,148	—

Shares used in pro forma per share calculation – diluted	8,563,107	7,126,317

Pro forma net income (loss) per share – basic	$0.23	$(0.59)

Pro forma net income (loss) per share – diluted	$0.22	$(0.59)

Potential dilutive securities of 220,870 for the nine months ended September 30, 2001 have been excluded in the computation of diluted net loss per share as the effect is anti-dilutive. Potential dilutive securities consist of shares issuable upon the exercise of stock options.

4.   SEGMENT INFORMATION

In fiscal year 2001, the Company operated in three segments, Educational Products, Fundraising and Consumer. During the first quarter of 2002, the Company renamed the Educational Products segment the Early Childhood segment and the Fundraising segment became the Elementary School segment. In addition to the name changes, the Consumer segment has become the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. Prior year segment numbers have been restated to reflect this change. The Consumer segment was created as a result of the Combination and therefore not part of the Company in the first quarter of 2001. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report filed on Form 10-K. There were no intersegment sales. The Company’s profit measure is Adjusted EBITDA which represents operating income (loss) adding back depreciation and amortization, stock compensation, website impairment and merger integration charges. Merger integration charges for the three and nine months ended September 30, 2002 relate to the closure of the Needham, Massachusetts facility. In the first quarter of 2002, the Company recorded an expense of $226,000 related to severance for Needham facility employees who were terminated. In the third quarter of 2002, the Company recorded a charge of $653,000 related to the lease abandonment. This charge was primarily based on the excess of required lease payments over estimated sublease income. Merger integration charges of $187,000 and $543,000 for the three and nine months ended September 30, 2002, respectively, were primarily one-time charges for professional services that were necessary for integration after the merger. Adjusted EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. The Company will continue to use Adjusted EBITDA throughout 2002 for comparative purposes against 2001. Beginning with the first quarter of 2003, the Company plans to replace Adjusted EBITDA as its measure of operating performance with EBITDA and/or net income. EBITDA is calculated by adding back to operating income (loss) depreciation and amortization. Revenues by segment and reconciliation of operating income (loss) to Adjusted EBITDA follows (in thousands):

	Three Months Ended September 30,

	Early Childhood		Elementary School		Consolidated

	2002	2001	2002	2001	2002	2001

Net revenues	$24,942	$20,707	$21,322	$21,513	$46,264	$42,220

Operating income (loss)	$2,664	$(2,227)	$5,786	$5,746	$8,450	$3,519
Depreciation and amortization	301	2,266	99	234	400	2,500

EBITDA	2,965	39	5,885	5,980	8,850	6,019
Stock compensation	143	143	—	—	143	143
Merger integration charges	653	187	—	—	653	187

Adjusted EBITDA	$3,761	$369	$5,885	$5,980	$9,646	$6,349

	Nine Months Ended September 30,

	Early Childhood		Elementary School		Consolidated

	2002	2001	2002	2001	2002	2001

Net revenues	$55,246	$47,424	$28,683	$27,969	$83,929	$75,393

Operating income (loss)	$1,432	$(6,982)	$4,786	$3,813	$6,218	$(3,169)
Depreciation and amortization	877	4,380	288	691	1,165	5,071

EBITDA	2,309	(2,602)	5,074	4,504	7,383	1,902
Stock compensation	429	422	—	—	429	422
Website impairment	—	580	—	—	—	580
Merger integration charges	879	543	—	—	879	543

Adjusted EBITDA	$3,617	$(1,057)	$5,074	$4,504	$8,691	$3,447

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions on behalf of the Elementary School segment. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation and amounted to $144,168 and  $-0- for the three months ended September 30, 2002 and 2001, respectively and $432,504 and $45,000 for the nine months ended September 30, 2002 and 2001, respectively.

The segment asset information available is as follows (in thousands):

	September 30, 2002	December 31, 2001

Assets
Early Childhood	$36,830	$39,786
Elementary School	23,265	16,176
Eliminations	(11,310)	(11,310)

Total	$48,785	$44,652

5. GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

The Company reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 in the second quarter of 2002 and determined no additional impairment charge was necessary. Going forward, the annual impairment test required by SFAS No. 142 will be performed in the 4th quarter. No reclassification of intangible assets was necessary as a result of the adoption of SFAS No. 142.

The following table identifies the major classes of intangible assets at September 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer List	$1,410	$(482)
Patents and Trademarks	692	(546)
Formulas	148	(66)

Total	$2,250	$(1,094)

Total amortization expense on intangible assets was approximately $72,000 and $216,000 for the three and nine months ended September 30, 2002, respectively.

The carrying amount of goodwill was $4,701,000 at September 30, 2002 and December 31, 2001. There was no impairment loss recorded during the three or nine months ended September 30, 2002.

The following table reflects the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred at January 1, 2001 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income (loss):
As reported	$5,926	$1,534	$3,447	$(4,908)
Goodwill amortization – net of tax effect	—	1,255	—	2,231

Adjusted net loss	$5,926	$2,789	$3,447	$(2,677)

Net income (loss) per share basic:
As reported	$0.71	$0.18	$0.41	$(0.69)
Goodwill amortization – net of tax effect	—	0.15	—	0.31

Adjusted basic net income (loss) per share	$0.71	$0.33	$0.41	$(0.38)

Net income (loss) per share diluted:
As reported	$0.69	$0.18	$0.40	$(0.69)
Goodwill amortization – net of tax effect	—	0.15	—	0.31

Adjusted diluted net income (loss) per share	$0.69	$0.33	$0.40	$(0.38)

6. DEBT

On April 30, 2001, the Company entered into a secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). At the same time, Earlychildhood repaid its obligations aggregating $16.4 million under its then-existing credit facility with BNP Paribas (the “Paribas Credit Facility”) and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at September 30, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the GMAC Facility. As of September 30, 2002, the Company had no amounts outstanding with an available borrowing capacity of $14.7 million under the GMAC Facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. Those risks and uncertainties include, but are not limited to, (1) changes in general economic and business conditions and in e-retailing, or the educational products industry in particular, (2) the impact of competition, including the development of competing proprietary products by the Company’s competitors, (3) the level of demand for the Company’s products, (4) fluctuations in the value of the U.S. dollar and (5) the Company’s inability to diversify its product offerings and expand in new and existing markets.  Excelligence Learning Corporation makes these forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information.  The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  Investors should also refer to  Item 3 —“Risk Factors” in the Company’s Annual Report on Form 10-K for a discussion of various risk factors relating to the Company’s business.  Given these risks and uncertainties, we can give no assurance that any forward-looking statements, which speak only as of the date of this report, will in fact transpire and, therefore, we caution investors not to place undue reliance on them.

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

All of the foregoing is supported by a national sales force which, as of September 30, 2002, numbered 60 people.

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

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $49,065,000 was based on the estimated fair value of shares of the Company common stock and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs of $4,489,000.

RESULTS OF OPERATIONS

Revenues

Revenues were $46.3 million and $42.2 million for the three months ended September 30, 2002 and 2001, respectively, and $83.9 million and $75.4 million for the nine months ended September 30, 2002 and 2001, respectively.

For the three months ended September 30, 2002, revenues increased $4.1 million, or 9.6%, over the three months ended September 30, 2001. The increase was primarily attributable to revenue growth of $4.2 million in the Early Childhood segment. For the nine months ended September 30, 2002, revenues increased $8.5 million, or 11.3%, over the nine months ended September 30, 2001. The increase was primarily attributable to revenue growth of $7.8 million and $0.7 million in the Early Childhood and Elementary School segments, respectively.

The Early Childhood segment continues its trend of revenue growth primarily through the expansion of its customer base, more effective catalog distribution and strategic product marketing and pricing within the catalog. In addition, the inclusion of revenue from the former Consumer segment from January 1, 2002 through April 30, 2002 into the Early Childhood segment contributed $0.8 million to the increase for the nine months ended September 30, 2002. The Consumer segment was created as a result of the Combination and therefore not part of the Company prior to May 1, 2001.

Gross Profit

Gross profit was $17.2 million and $16.0 million for the three months ended September 30, 2002 and 2001, respectively, and $31.1 million and $28.9 million for the nine months ended September 30, 2002 and 2001, respectively. Gross profit as a percentage of sales decreased from 37.9% to 37.2% for the three months ended September 30, 2002 and decreased from 38.3% to 37.0% for the nine months ended September 30, 2002. The decreases in gross profit percentage were primarily attributable to the addition of the consumer distribution channel to the Earlychildhood segment which contributes a lower margin as well as the Company’s decision to reduce its inventory levels through various sales promotions. The decrease was partially offset by increased margins in the Elementary School segment resulting from changes in pricing, purchasing and assembly strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, handling costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, stock compensation and depreciation of property and equipment.

Selling, general and administrative expenses were $8.7 million and $10.6 million for the three months ended September 30, 2002 and 2001, respectively. Selling, general and administrative expenses were $24.7 million and $27.8 million for the nine months ended September 30, 2002 and 2001, respectively.

The decrease in selling, general and administrative expense for both the three and nine months ended September 30, 2002 was attributable to the Company’s overall cost-cutting strategy previously disclosed and implemented in the first quarter of 2002.

Impairment of Web Site Development Costs

In the second quarter of 2001, the Company migrated its web site operations to the SmarterKids.com web site platform. As a result, the Earlychildhood.com web site applications and infrastructure were abandoned, resulting in an impairment charge of $580,000 relating to the remaining unamortized development costs.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets was $72,000 and $1.9 million for the three months ended September 30, 2002 and 2001, respectively, and $216,000 and $3.6 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease from 2001 is a result of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but tested for impairment on an annual basis. Amortization expense for 2002 and going forward relates to the amortization of other intangibles. The amortization expense for 2001 primarily related to goodwill and other intangible assets from the Combination. Such SmarterKids.com goodwill and other intangible assets was written off in the fourth quarter of 2001.

Interest Expense

Interest expense was $137,000 and $272,000 for the three months ended September 30, 2002 and 2001, respectively, and $401,000 and $836,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest expense for the three and nine months ended September 30, 2002 is primarily related to more favorable LIBOR rates with respect to the interest rate charged per the GMAC Facility, increased principal payments made against the GMAC Facility and the payoff of the Paribas Credit Facility.

Income Tax Expense

Income tax expense of $2.4 million for the three and nine months ended September 30, 2002 has increased over comparable amounts for the three and nine months ended September 30, 2001 primarily due to the Company’s increased income before taxes. The income tax of $2.4 million reflects a 41% effective tax rate for the nine months ended September 30, 2002, which is reflective of the Company’s statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The primary sources of liquidity have been the GMAC Facility, the Paribas Credit Facility and capital contributions from former Earlychildhood members. As of September 30, 2002, the Company had net working capital of $19.3 million.

During the nine months ended September 30, 2002, the Company’s operating activities provided $9.1 million of cash. The cash provided from operating activities was primarily related to operating income and working capital. The Company used $650,000 in cash for investing activities during the nine months ended September 30, 2002 for which the Company purchased property and equipment in the amount of $789,000 and received payment on a receivable from related party. The Company used $5.6 million in cash from financing activities, primarily for principal payments made against the GMAC Credit Facility.

As a result of the Combination in 2001, the Company received access to approximately $21 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, the Company entered into the GMAC Facility. At the same time, the Company repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and the Paribas Credit Facility was terminated.

The GMAC Facility includes a $25.0 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.5% at September 30, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4.0 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18.0 million minus the eligible portion of EPI’s inventory. The credit line also requires adherence to certain financial covenants and restrictions on capital expenditures during the term of the facility. As of

September 30, 2002, the Company had no amounts outstanding and an available borrowing capacity of $14.7 million under the GMAC Facility.

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

The following summarizes the Company’s contractual obligations as of September 30, 2002 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Less than 1year	1-3 years	After 3 years

Non-cancelable operating leases	$16,869	$4,648	$8,761	$3,460

Included in non-cancelable operating leases is $2.3 million in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. The Company is actively attempting to sublease the facility but can offer no assurances as to when or if a sublessee will be found.

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

The following forward-looking statements reflect the Company’s expectations for the full year 2002. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Full Year 2002 Expectations:

•	Net revenues are expected to be between $99 and $101 million; and

•	Adjusted EBITDA is expected to be between $6 and $7 million.

Adjusted EBITDA is calculated by adding back to operating income (loss) depreciation and amortization, stock compensation, website impairment and merger integration charges. Merger integration charges for the quarter and nine months ended September 30, 2002 relate to the closure of the Needham, Massachusetts facility. In the first quarter of 2002 the Company recorded an expense of $226,000 related to severance for Needham facility employees who were terminated. In the third quarter of 2002 the Company recorded a charge of $653,000 related to the lease abandonment. This charge was primarily based on the excess of required lease payments over estimated sublease income. Merger integration charges of $187,000 and $543,000 for the three and nine months ended September 30, 2002, respectively, were primarily one-time charges for professional services that were necessary for integration after the merger. Adjusted EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

The Company will continue to use Adjusted EBITDA throughout 2002 for comparative purposes against 2001. Beginning with the first quarter of 2003, the Company plans to replace Adjusted EBITDA as its measure of operating performance with EBITDA and/or net income. EBITDA is calculated by adding back to operating income (loss) depreciation and amortization.

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

Deferred Tax Valuation Allowance

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Goodwill

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s book value to its fair value.  Conditions that indicate that impairment of goodwill should be evaluated include an adverse change in Company’s operation and business climate.

Merger Integration Liabilities

The Company has established liabilities relating to the abandonment of its Needham facility. The liability relating to the lease abandonment was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, the estimate of sublease income is extremely subjective. If there are a further changes in the commercial real estate market, if it takes longer than expected to sublet the facility or if the facility when sublet is subleased at rates lower than the Company’s current estimates, the amounts the Company will ultimately realize could be materially different from the amounts assumed in arriving at the Company’s estimate of the cost of the lease abandonment.

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

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met.  Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions.  While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice.  The Company plans to adopt the provisions of SFAS No. 145 required for financial statements on January 1, 2003. Once adopted the Company’s extraordinary loss for debt extinguishments will be recorded as an other expense.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement.  Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan.  Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows.  The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the provisions of SFAS No. 146.

SEASONALITY

The Company’s seasonal sales trends coincide with the start of each school year and the holiday season. Accordingly, the majority of revenues are generated in the third quarter, which generally represents 40% to 50%of the Early Childhood and Elementary School segments’ annual sales. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands.

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

INTEREST RATE RISK

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of September 30, 2002, the Company had no outstanding balance and an available borrowing capacity of $14.7 million under the GMAC facility. The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value. See “Item 1, Financial Statements – Note 6.”

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Commission on August 14, 2002 to submit to the SEC under Item 9 the certifications of the Chief Executive Officer and the Chief Financial Officer that accompanied the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 7th day of November 2002.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ RICHARD DELANEY

Richard Delaney Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Section 302 Certification:

Chief Executive Officer

I, Ron Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Excelligence Learning Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By:	/s/ RONALD ELLIOTT

Ronald Elliott Chief Executive Officer

Chief Financial Officer

I, Richard Delaney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Excelligence Learning Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By:	/s/ RICHARD DELANEY

Richard Delaney Chief Financial Officer