Form 10-K
period 2002-12-31
EXCELLIGENCE LEARNING CORP
filed 2003-03-07
CIK 1130950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices of the common stock on The Nasdaq SmallCap Market of $2.61 on March 3, 2003, was approximately $22,241,867. As of March 3, 2003, there were 8,521,788 shares of the registrant’s common stock outstanding, 3,010,286 of which were held by non-affiliates.

Documents Incorporated by Reference

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s 2002 fiscal year are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

General

On April 30, 2001, Earlychildhood LLC, a California limited liability company (“Earlychildhood”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”), combined (the “Combination”) pursuant to a Contribution Agreement and Plan of Reorganization and Merger (as amended, the “Combination Agreement”). As a result of the Combination, Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of LearningStar Corp., a Delaware corporation. On May 3, 2002, the Company changed its corporate name to “Excelligence Learning Corporation” following receipt of stockholder approval of the new name at the Company’s annual meeting of stockholders held on May 1, 2002.

The principal assets of Excelligence Learning Corporation (“Excelligence” or the “Company”) are the membership interests of Earlychildhood and the shares of SmarterKids.com owned by Excelligence. Earlychildhood and SmarterKids.com, directly or indirectly through their subsidiaries, hold substantially all of the assets of Excelligence’s business. As more fully described herein, the Company’s Early Childhood segment is conducted through Earlychildhood and SmarterKids.com and its Elementary School segment is conducted through Educational Products, Inc. (“EPI”), a wholly-owned subsidiary of Earlychildhood.

The following discussion relates to the businesses of Excelligence, which are comprised of the combined businesses previously conducted by Earlychildhood and SmarterKids.com. For convenience, the terms “Company,” “Excelligence,” “we,” “our” and “us” are used in this report to refer to Excelligence and its subsidiaries collectively, unless the context requires the terms to refer to Excelligence individually.

Corporate Website

The Company makes available its quarterly, annual and other periodic and current reports required by the Securities and Exchange Commission (the “Commission”) at its corporate website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at www.excelligencelearning.com as soon as reasonably practicable after the reports are electronically filed with the Commission.

Recent Developments

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics Inc., an online retailer of early childhood furniture and equipment. Consideration for the acquisition included $800,000 in cash and 100,000 shares of the Company’s common stock. Following the acquisition, Marketing Logistics began doing business as Early Childhood Manufacturers Direct.

Company Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company serves early childhood professionals, educators and parents by providing quality educational products and programs for children from infancy to 12 years of age. With its proprietary product offerings, a multi-channel distribution strategy and extensive management expertise, the Company aims to further children’s education and to reinforce the connection between children’s learning at school and at home.

During fiscal year 2002, the Company operated in two business segments: Early Childhood and Elementary School, each of which is described below. Effective January 1, 2002, the Company ceased reporting its consumer division as a separate business segment and made it the consumer distribution channel for the Early Childhood segment. Financial information, including revenues from external customers, a measure of profit or loss and total assets, for each segment of the Company during 2002 is contained in the financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1, which are incorporated herein by reference.

Early Childhood Segment.    The Company’s Early Childhood segment includes the brand names Discount School Supply (“DSS”), SmarterKids.com and Earlychildhood NEWS. Through its Early Childhood segment, the Company develops, markets and sells educational products through multiple distribution channels to early childhood professionals and parents. The Company also provides information to teachers and other education professionals regarding the development of children from infancy through age eight.

Under the brand name Discount School Supply, the Company manufactures, imports and sells company-developed and third party products focused on the early childhood market. The Company sells a wide variety of early childhood products in the following categories: active play, arts and crafts, carpets, dramatic play, furniture, infant and toddler, language, manipulatives, math, music, puzzles, sand and water, science and teacher resources.

The principal component of the Discount School Supply product line is its comprehensive arts and crafts product offerings. Anchored by its company-developed lines of art materials, BioColor® and Colorations®, DSS provides a wide variety of arts and crafts, art materials and accessories for use throughout the early childhood market. DSS also distributes third-party products, including brand names such as Crayola®, Lego®, and Elmer’s®.

The Discount School Supply catalog has been the Company’s primary vehicle for customer acquisition and sales in its Early Childhood segment. The Discount School Supply catalog is distributed three times annually to a growing customer base of education professionals, schools and parents. A refresher version of each of these catalogs is typically distributed 45 to 75 days after the initial distribution. The distribution of three catalogs enables the Company to adjust pricing and product strategies faster than competitors distributing catalogs less frequently. Included within the catalog are projects and curriculum ideas for using Discount School Supply products that are targeted to assist customers in educating children and in fostering their learning process. This educational content enables the Company to position the Discount School Supply catalog not only as a sales tool, but also as a learning resource for education professionals, teachers and parents. It also supports an extended useful life for the catalog that competing catalogs that only sell products may not be able to attain. For the fiscal year ended December 31, 2002, the Company distributed over 2.3 million Discount School Supply catalogs.

The Company has warehouses across the United States located to optimize shipping and delivery efficiencies and to permit delivery of an order from the Discount School Supply catalog within 48 hours to over 90% of the U.S. population. See “Item 2. Properties.” During fiscal year 2002, the Company achieved a greater than 97% success rate in shipping orders that were placed by 2:00 p.m., customer’s local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a consistent competitive differentiator.

Earlychildhood NEWS is the Company’s award-winning print and web-based magazine focused on the growth and development of children from infancy through age eight. Earlychildhood NEWS offers information, curriculum and educational programs primarily to teachers and is published in print form six times annually. The most recently published version was mailed to approximately 53,000 readers. Earlychildhood NEWS is also published continually online at www.earlychildhoodnews.com. Readers of Earlychildhood NEWS may participate online in sharing boards, browse a reading room of selected articles and ask questions which are answered by early childhood experts, pediatricians and child psychologists. The objective of Earlychildhood NEWS is to bring teachers together to share information, ideas and products.

Earlychildhood NEWS sponsors Newslink, a weekly opt-in e-mail program that brings its subscribers a collection of topical articles gathered from an array of news media. In addition, Newslink includes seasonal crafts and product information linked to the Earlychildhood NEWS website.

Earlychildhood NEWS also sponsors a Professional Development Program through the University of Wisconsin-Stout, home of the nation’s second largest early childhood education program. Through the Professional Development Program, early childhood educators are able to improve their professionalism and to keep their credentials current. Since the Professional Development Program started in 1995, over 12,000 teachers have participated in the program. The Professional Development Program reinforces the Company’s position as a resource for educational information and products.

SmarterKids.com is the Early Childhood segment’s consumer distribution channel. As such, certain products offered in the Discount School Supply catalog may be purchased on the SmarterKids.com website. Because the Company is focused on education, many of the products offered on the SmarterKids.com website often may not be found on other websites that offer children’s products.

Elementary School Segment.    The Company’s Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade, to elementary schools, teachers and other education organizations. Those parties then resell these products either as a fundraising device for the benefit of a particular school, student program or other community organizations, or as a service project to the school.

Through its Elementary School segment, the Company offers products and programs to support several different fundraising alternatives, including traditional sales programs of gift-wrap or candy and its company-developed product called SchoolWrapPacs®. SchoolWrapPacs® are school supply sets individually packaged to the specifications of the teachers in each grade and are designed to meet the needs of their classrooms. The Company primarily sells SchoolWrapPacs® to parent teacher organizations, or PTOs, which then resell the product to parents as a fundraising activity or as a service to the school. This program can provide parents and teachers with a convenient and cost-effective way to purchase school supplies, while simultaneously supporting the school’s fundraising efforts. During the 2002 back-to-school season, the Company sold approximately 976,000 SchoolWrapPacs®, which generated approximately 79% of the Elementary School segment’s sales for the fiscal year ended December 31, 2002.

Industry Overview

The Company’s business is concentrated in the educational products industry. The educational products industry consists of the sale of educational school supplies, furniture and equipment (excluding textbooks) to school districts, individual schools, childcare programs and teachers who purchase products for school and classroom use.

The size of the preschool and elementary school-age population and levels of student enrollment fundamentally drive the demand for educational products. According to the U.S. Department of Education, the preprimary school-age population (consisting of children ages three to five) is expected to be approximately 11.6 million by 2007. According to the National Child Care Association (the “NCCA”), the number of children under the age of four will increase by 1.2 million between the years 2002 and 2010, representing a six percent increase. The U.S. Department of Education also estimates that enrollment in kindergarten through eighth grade will be 37.3 million by 2007. The Company believes that, given the size of the preschool and elementary school-age populations and levels of student enrollment, the educational products industry will continue to experience significant demand in coming years.

The demand for educational products is also driven by expenditures on childcare services. Both state and federal funding support childcare and early childhood education initiatives. According to the three largest federal funding programs (Head Start/Early Head Start, the Child Care Development Fund (the portion used for children under the age of five) and Title 1 (for kindergarten and pre-kindergarten)), federal expenditures for early education and care have increased from $10.4 billion in the 2000-2001 school year to $11.1 billion in the 2001-2002 school year, with spending projected to be $11.6 billion in the 2002-2003 school year. State spending for pre-kindergarten programs increased nationally by 2.5% in the 2001-2002 school year, and with growth expected to increase 5.2% this year, state spending for these programs is projected to be $2.9 billion for the 2002-2003 school year. According to a NCCA study reviewing both government and private expenditures, Americans spent $38 billion in 2001 on licensed childcare programs and were projected to spend $41 billion in 2002. The U.S. Department of Education reports that President George W. Bush’s “No Child Left Behind Act” resulted in federal funding of more than $22 billion in 2002 alone, including programs for Reading First and Early Reading First. President George W. Bush’s administration also earmarked $45 million for research into the most effective ways to teach young children. In addition to academic and government initiatives, the Company acknowledges that budgeted spending by state and federal governments or agencies are only planned and may not ultimately become real expenditures, and that some states are currently reporting challenging economic climates and deficits. However, the Company believes that increasing emphasis by state and federal governments on the importance of early childhood care and education and on education in general will result in planned expenditures being made. Given the Company’s focus on sales of educational products to children in childcare programs, preschools and elementary schools, the Company believes that it will benefit from this increased spending on early childhood care and education.

The educational products industry is also dependent on the number of schools and teachers educating the preschool and elementary school-age populations. According to the 2002 Family Child Care Licensing Study conducted by The Children’s Foundation, a private, national educational non-profit organization, there were 113,298 licensed childcare centers in the United States, an increase of about 1.6% over 2001. The NCCA found that 934,000 people were employed in the licensed childcare sector in 2002. The National Center for Education Statistics reports that 93,273 public elementary schools operated in 2000-2001, an increase of almost 7.1% over the 87,125 schools reported in 1995. Of the total schools, 58% or about 55,000 are primary schools spanning kindergarten or pre-kindergarten and going no higher than eighth grade. According to the NCCA, approximately 1.4 million educators worked at the elementary school level in 2000-2001. The number of school districts in the 2000-2001 school year was approximately 15,000. The Company believes that these figures support a consistent marketplace for the products and services that it offers.

Academic research continues to highlight the importance of learning in the early age groups, i.e. ages one through seven, and the media is increasingly focusing on the importance of parental involvement during this critical stage of growth and brain development. The Company believes that parents are taking on an increasingly significant role in setting educational standards for their children’s development. In their efforts to help their children learn, to improve their children’s standardized test scores, and to make learning fun, parents are more actively selecting and purchasing a wide variety of educational products for their children to use at home. With thousands of educational products to choose from and few reliable sources of information regarding those products, parents are faced with the challenge of finding quality educational products and selecting the right products for their children. Through the Company, parents have access to comprehensive and trusted educational content and product information to help them make informed purchase decisions regarding their children’s learning.

Competitive Strengths

The Company has positioned itself as a key player in the educational products industry by focusing on its company-developed products, competitive pricing, effective customer service and delivery, the distribution and redistribution of its Discount School Supply catalog an aggregate of six times per year and an aggressive marketing strategy. The Company aggressively markets its art materials and consumables, for example, by featuring paints, craft materials and paint accessories foremost in its catalogs and on its websites and by utilizing these products in workshops for teachers. While its competitors also feature products in this category and even offer out-sourced, private-labeled paints, the Company develops and manufactures paint formulations in-house. This allows the Company to exclusively offer products such as BioColor® and “Liquid WaterColor,” to have greater control of product availability and to improve its margins. The Company seeks to enhance its product offerings by providing its customers with information regarding activities in which such products can be used, allowing certain customers to participate in workshops and giving certain customers access to other services offered by the Company. For example, the Company’s print and online publication Earlychildhood NEWS, as well as its online sharing boards and product promotions, provide an opportunity for teachers to obtain and share information about product uses and learning experiences critical to advancing the quality of early childhood education. As customers increasingly interact with and become aware of the Company’s many distribution methods, including Discount School Supply’s catalog, website and direct sales force, and EPI’s fundraising programs and website, the Company seeks to become synonymous with convenience, quality and value.

By joining its SmarterKids.com website more closely to the core school-based business of DSS, the Company has reinforced its unique selling proposition: that parents may choose for their children at home the same products that teachers choose for classroom use. The Company has redesigned and linked the SmarterKids.com website to the Discount School Supply website, and uses the Company’s various distribution channels, including its Discount School Supply catalog, Earlychildhood NEWS, its sales force and its websites, to identify the SmarterKids.com website as the channel through which consumers can access substantially all of the Company’s products. The Company utilizes cross-marketing initiatives to encourage teachers to refer parents to the SmarterKids.com website.

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

Workshops for Education Professionals.    The Company aggressively markets its products by offering a menu of workshops to teachers and owners and directors of child care centers. The workshops, which are conducted by members of the Company’s national sales force, allow the Company to make hands-on demonstrations of its products. The workshops also qualify to earn teachers continuing education credits toward maintenance of their professional credentials. These workshops have resulted in increased sales, customer retention and competitive margins, as most of the products demonstrated in the workshops are company-developed and exclusively distributed by the Company. The programs also provide the Company with a useful channel for customer feedback as well as personal interaction with the Company’s representatives that a catalog alone cannot provide.

Contextual Merchandising.    The Company merchandises its products in an effort to maximize the educational benefit to each of its customers. For example, its sales force is trained to understand which products are relevant to pre-kindergarten children and which products are more educationally appropriate for children in kindergarten or above. The Company believes that this tailored, or “contextual,” merchandising has helped to foster a long-term bond between its sales force and its customer base.

Compelling Educational Content and Educational Expertise.    The Company employs educators and product development professionals to work together to select products of educational value for its customers and compile other resources for the Company’s customers, including educational articles, product reviews and professional advice for parents and teachers. The Company works in conjunction with early childhood educators in various settings, including public and private preschools and universities, to test products in classroom use. In addition, the Company’s national sales force is comprised of education consultants who are familiar with the preschool and elementary school environment and the demands placed on early childhood educators’ time. The Company’s free services, including e-mail, subscriptions to Earlychildhood NEWS, and its opt-in email program Newslink, provide information, curriculum and educational programs that supplement the Company’s product offerings. In addition, the SmarterKids.com website integrates educational content with access to products highlighted in such content.

Convenient and Easy-to-Use Websites.    Each of the Company’s websites is convenient and easy to use. The Earlychildhood website offers secure shopping through the link to www.discountschoolsupply.com. The Earlychildhood website also offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. The SmarterKids.com website is organized around age and grade levels, which is the way that parents typically think about the educational development of their children. Each of the Company’s websites offers search and browsing capabilities that enable teachers and parents to find products easily and can be accessed 24 hours a day, seven days a week.

Products and Services

The Company provides educational products and offers a variety of services to teachers, other education professionals and consumers. The Company combines its expertise in children’s education with the sale of company-developed products and a diverse selection of third-party products to assist education professionals and parents in sharing information, ideas and products. Through its various distribution channels, the Company has streamlined merchandising and distribution of its products and more efficiently offered its services to ensure that customers can access the Company’s products conveniently and effectively. To promote and sell its products, the Company relies on its wide-scale distribution of the Discount School Supply catalog, its presence at industry trade shows, its national sales force and its Discount School Supply website. By making the SmarterKids.com website the consumer distribution channel for the Company’s Early Childhood segment, the Company combined its expertise in children’s education with accessible information created for parents to help them make better purchase decisions for their children.

In 2003, the majority of the products offered to consumers on the SmarterKids.com website will be those products which were previously offered primarily to teachers and other education professionals. By offering consumers products that are chosen by teachers and approved for school use, the Company hopes to maximize its position as a developer, manufacturer and retailer of educational products. In some instances, these products may be offered to consumers in different packaging, different sizes or with special instructions appropriate for home use.

Original Company-Developed Products.    The principal component of the Company’s product line is its comprehensive arts and crafts product offerings. Anchored by BioColor® and Colorations®, the Company provides a wide variety of arts and crafts materials and accessories to children throughout the early childhood market. The Company also sells SchoolWrapPacs® to the elementary school markets, which are in turn resold primarily through PTOs for service or fundraising programs.

Broad Selection of Third-Party Products.    In addition to its company-developed products, the Company offers a broad assortment of carefully reviewed and selected third-party educational products, including brand names such as Crayola®, Lego®, and Elmer’s®. These products enhance the Company’s product offerings, allowing the Company to reach teachers and other education professionals looking for a diverse range of products to fulfill the educational needs of the children in their classrooms. The Company is continually updating its product line based on customer responses and sales feedback monitored by its product specialists.

Carefully Selected and Reviewed Educational Products.    The Company only sells products in its Discount School Supply catalog and on the Discount School Supply and SmarterKids.com websites that meet its quality standards. The Company consults with certified educators who assist the Company in selecting products that have educational or developmental value. Once selected, each product is put through a review process to determine its suitability based on the skills taught, effectiveness in addressing each skill, and the appropriate grade level(s).

The services offered by the Company include a variety of workshops presented by its sales force to educators, as well as archives of developmentally appropriate activities for children on each of its websites, in each case provided to enable teachers and parents to make easier and more effective use of the Company’s products.

Marketing and Sales

The Company utilizes three primary channels to market and promote its products:

Catalogs.    Catalogs represent the Company’s primary outreach channel and are an important component of the Company’s customer acquisition and branding efforts. Unlike its main competitors who send out only one principal catalog per year, the Company distributes three different catalogs per year (with a redistribution of the same catalog with a different cover in between new catalogs) under its Discount School Supply brand name. Distributing three different catalogs per year provides the Company with flexibility to change prices and calibrate pricing to customer response rate. The Discount School Supply catalogs are distributed in the months of January (edition redistributed in March), May (edition redistributed in July) and August (edition redistributed in September) to coincide with the periods when school purchasing decisions are generally made. The Company distributed over 2.3 million Discount School Supply catalogs during the fiscal year ended December 31, 2002.

Direct Sales Representatives.    As of December 31, 2002, the Company’s sales force consisted of 64 sales representatives. Of those representatives, 15 members acted as education consultants focused on catalog sales through the Company’s Early Childhood segment, and 49 focused on sales through the Company’s Elementary School segment. Sales representatives promote company-developed products, such as BioColor® and Colorations®, and programs, such as SchoolWrapPacs®, to teachers and administrators through in-school demonstrations and workshops that are designed to elicit higher customer response and better retention rates. Within the Elementary School segment, sales representatives educate PTOs and teachers about the benefits and convenience associated with SchoolWrapPacs® and the Company’s other products.

Online Marketing.    The Earlychildhood.com website has been designed to become one of the principal vehicles used by the Company to reach customers and provide them with an array of information and services related to the Early Childhood and Elementary School segments product lines. The Company promotes its SmarterKids.com website through the Earlychildhood.com website by encouraging teachers to refer parents to SmarterKids.com for the same products teachers choose for the classroom. In addition, through e-marketing promotional services, the Company has relationships with over 2,000 websites that feature links to its SmarterKids.com website. These websites range from online malls to the websites of individuals.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Early Childhood and Elementary School segments’ consolidated annual sales are generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Risk Factors—Our business is highly seasonal.”

Customers and Suppliers

The Company sells its products to institutions, such as public and private schools, school districts, early learning centers, childcare programs and PTOs, as well as to parents and education professionals. The Company is not dependent on any single customer or group of customers. For the fiscal year ended December 31, 2002, the Company’s largest customer accounted for less than one percent of the Company’s consolidated revenues.

The Company purchases services, products and materials from over 700 suppliers. As such, the Company does not have significant supplier concentration and experiences little or no supplier risks, as most of the product sources are standard and obtainable from multiple vendors. The Company also sources a significant number of its products overseas. Products sourced overseas accounted for approximately 25% of the Company’s sales for the fiscal year ended December 31, 2002.

Competition

Competition in the educational products industry is based on price, timely service and product selection. The Company’s major competitors in the educational products industry are School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Companies and U.S. Toy Company. The Company also competes, to a much lesser extent, with mass-market retail chains such as Target and Wal-Mart, with other custom-packers of school supplies such as Innisbrook, as well as with retail and online booksellers and toy stores, including Toys “R” Us, Inc., Barnes & Noble, K•B Toys and Amazon.com. The Company believes that the primary advantage it has over its competitors is its combination of an aggressive pricing structure with a range of proprietary products and customer service.

The Company believes that the following factors are essential for it to remain competitive in its industry:

•	aggressive product pricing,

•	increased brand recognition and trust;

•	enhanced ability to attract and retain consumers; and

•	expanded breadth of product selection.

Intellectual Property

The Company regards the protection of its intellectual property as critical to its future success and relies on a combination of copyright, trademark, service mark, trade secret laws, license agreements and contractual restrictions to establish and protect its proprietary rights, which include rights in its products, website architecture and technology, content and services. The Company has entered into confidentiality and invention assignment agreements with certain employees and contractors in order to limit disclosure of its proprietary information and to protect its ownership interest in its website architecture and technology. However, the Company cannot ensure that these contractual arrangements or the other steps taken by it to protect its intellectual property will prove sufficient to prevent misappropriation of its technology or deter independent third-party development of similar items.

The Company conducts business on the Internet and through other channels by utilizing a variety of trademarks and domain names. There are a number of other trademarks and domain names similar to those of the Company. The owners of these trademarks and domain names could bring an infringement action against the Company at any time and there is a risk that such owners would overcome any defenses that the Company could raise. If the owners of such trademarks and domain names were to prevail in such an action, the Company could lose the ability to use its trademarks and domain names and could be subject to substantial damages. Because certain of the Company’s trademarks are descriptive marks, there is also a risk that third parties might use trademarks that are similar to those of the Company. If third parties began using trademarks similar to the Company’s trademarks, it could adversely affect the Company’s business by materially decreasing the value of its trademarks and harming its brands and reputation. If the Company is required to change any of its trademarks or domain names, it could lose customers and brand equity, which would have a material adverse effect on the Company’s business and financial condition. Although the Company may attempt to acquire or license the right to use potentially relevant third-party trademarks and domain names, it may not be successful.

The following is a list of the Company’s registered trademarks and service marks: SmarterKids.com®, SmarterKids®, Smart Kids’®, Virtual Knowledge®, Virtual Entertainment®, Earlychildhood NEWS®, Flexitemp®, Little Bit O’ Paint®, Basic Brights®, First Art®, The Imagination Playground®, BioColor®, Rainbow®, Dandi-Li-On®, Squeezables®, LifeLong Learning Starts Here®, Proboard®, EPI®, Econoboard®, Colorations®, BioPutty®, Child Care Central®, Completing the Circle Between Teachers and Parents®, SchoolWrapPac®, Moo-Nay® and the design logo of a child reaching for a star. The Company also has the following pending trademarks and service mark applications: Excelligence, and Colors Like Me. The Company has the following registered patents: Foam Paint Set, BioColor (German patent registration), and Portable Cot Apparatus. In addition, the Company has a pending patent application relating to the SmartPicks product selection algorithm it uses on the SmarterKids.com website.

Technology

The Company has implemented a broad array of scalable systems for catalog and website management, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, warehouse management, office administrative services and accounting. These systems use a combination of proprietary and commercially available technologies.

The Company develops or selects systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. The Company’s transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that the Company expects to encounter. The Company utilizes load balancing systems and redundant equipment to provide for fault tolerance. In the fourth quarter of 2002, the Company implemented a data warehouse system to facilitate reporting and decision-making processes. In December 2002, the Company partnered with DirectNet Solutions to automate vendor communications, improving efficiency and response time with vendors and customers.

The Company’s systems infrastructure is supported in-house at its corporate headquarters in Monterey, California. In February 2002, the SmarterKids.com website technology was relocated from Exodus Communications in Waltham, Massachusetts to the Company’s corporate headquarters. Most of the systems are monitored 24 hours a day, seven days a week through applications and technology that contact systems personnel when problems are identified. Systems backups are done on a regular cycle, and tapes are stored both in-house and offsite at a secure facility.

Governmental Regulation

The Company is subject to the provisions of the Consumer Product Safety Act, which enables the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury. The Consumer Product Safety Commission may also require the repurchase by the manufacturer of articles that are banned. Similar laws exist in some states. In addition, the Company’s manufacturing operations are subject to numerous federal, state and local environmental and occupational health and safety laws and regulations, which include laws and regulations governing waste disposal, air and water emissions, workplace exposure and other matters. All art materials produced by the Company are evaluated and certified as non-toxic by the Duke University Department of Occupational and Environmental Health. These products are packaged in accordance with federal labeling standards for art materials.

The Company’s catalog business, like the catalog industry in general, is subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products sold by the Company. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so.

The Company is also subject to various other federal, state and local laws and regulations applicable to its business. The Company believes that it is in substantial compliance with these laws and regulations.

Backlog

The Company has no firm backlog. The Company’s customers typically purchase products on an as-needed basis. The Company believes that, as of December 31, 2002, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories.

Employees

As of December 31, 2002, the Company and its subsidiaries had 368 full-time employees, including 233 in its Early Childhood segment and 135 in its Elementary School segment. From time to time, the Company also employs independent contractors to support its operations. The Company has not experienced any work stoppage and considers its relations with its employees to be good. None of the Company’s employees belongs to a collective bargaining unit.

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. The Company has based its forward-looking statements on current expectations and projections about future events and assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information that may be made by or on behalf of the Company in this Annual Report on Form 10-K or otherwise.

When used in this Annual Report on Form 10-K and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed under “Risk Factors.”

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

Risk Factors

Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results. Actual results could differ materially from those anticipated as a result of various factors, including those set forth in the following risk factors and in the Company’s other periodic and current reports on file with the Commission from time to time.

We may not continue to be profitable if we are unable to increase our revenues while controlling operating costs.

In order to continue to be profitable, we need to generate greater revenues and operating profits while controlling costs and operating expenses. In the fiscal year ended December 31, 2002, we realized a net profit of $2.5 million as compared to a net loss of $36.0 million for the fiscal year ended December 31, 2001. Included in the 2001 net loss was an impairment charge related to the carrying value of long-lived assets in our former consumer segment of $29.6 million, and merger integration charges related to the combination of Earlychildhood and SmarterKids.com of $1.8 million. Also included in the loss was amortization of goodwill and a one-time charge related to the early extinguishment of debt of $5.5 million and $500,000, respectively. A tax benefit primarily related to the impairment charge of $6.5 million was also included as a reduction in the net loss for the year. During 2002, we implemented significant cost-cutting measures in order to achieve profitability. These cost-cutting measures may not be sufficient for us to continue to sustain profitability and we may incur losses in the future. If we incur significant losses in the future and are unable to sustain profitability, it may have a negative impact on our stock price and our results of operations could be materially and adversely affected.

Restrictive loan covenants may limit our ability to draw on our credit facility, which could adversely affect our results of operations and our financial condition.

Our business is capital intensive and requires significant levels of inventory leading up to our peak business period, which we fund using our $25.0 million secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). The GMAC Facility contains certain covenants which require us to satisfy ongoing financial requirements and which may limit our ability to make capital expenditures during the term of the facility. Our borrowing availability under the GMAC Facility is calculated weekly on a formula basis that is determined based on the carrying amounts of our eligible inventory at cost and eligible receivable balances.

As of December 31, 2001, we were in violation of one of the financial covenants under the GMAC Facility. On March 13, 2002, we entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants under the GMAC Facility. On March 21, 2002, we entered into a second amendment to the GMAC Facility, pursuant to which GMAC reduced the minimum excess availability requirement from $4.0 million to $2.5 million through July 31, 2002, thus providing additional availability of $1.5 million during our peak inventory purchasing season. In connection with the execution of the second amendment, our Chief Executive Officer agreed to guarantee up to $500,000 of the additional loan availability under the GMAC Facility. On July 31, 2002, the minimum excess availability requirement was reset to $4.0 million and the guarantee by our Chief Executive Officer expired. As of December 31, 2002, the Company was in compliance with all the financial covenants as set forth in the GMAC Facility.

As of December 31, 2002 and March 3, 2003, the Company had $0 and $1.1 million, respectively, in outstanding borrowings under the GMAC Facility. Available borrowing capacity as of December 31, 2002 and March 3, 2003 was $2.7 million and $3.6 million, respectively. We cannot ensure that amounts available under the GMAC Facility will be sufficient to fund our liquidity needs. Our ability to fund our operations, make scheduled debt payments and planned capital expenditures and to remain in compliance with financial covenants under the GMAC Facility will depend on our future operating performance and cash flow, which in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

We are dependent upon the size of the preschool and elementary school-age populations, levels of enrollment and expenditures per child in child care programs and elementary schools.

Our ability to grow our business depends in part on the size of the population in early childhood programs, preschools and elementary schools, the levels of enrollment of such population in child care centers and elementary schools and the level of expenditures per child in child care programs and elementary schools. The level of enrollment in early childhood programs and preschools depends in part on parents’ attitudes toward early childhood education, while the level of student enrollment in elementary schools is largely a function of demographics. Expenditures per child are a function of prevailing political and social attitudes toward education, as well as government budgets. Any significant and sustained decline in the size of the preschool and elementary school-age populations, levels of enrollment and/or expenditures per student could have an adverse effect on our business, financial condition and results of operations.

Our business is highly seasonal and our annual results are highly dependent on the success of our third quarter results.

We are affected by seasonal shopping patterns. A significant portion of the sales in our Early Childhood and Elementary School segments occur in the third quarter, coinciding with the start of the U.S. school year. As a result, our results of operations for the entire year depend largely on third quarter results. We typically earn approximately 50% of our annual net revenues in the third quarter and operate at a net loss in the first, second and fourth quarters. Factors that could cause our sales and profitability to suffer due to this seasonality include:

•	the availability of and customer demand for particular products;

•	unfavorable economic conditions, which decrease consumer confidence and lower consumer discretionary spending;

•	the inability to purchase or maintain appropriate inventory levels, which if too low, could cause fulfillment delays of high demand product and, if too high, could leave the Company with excess inventory of unpopular products; and

•	the inability to hire adequate temporary personnel in the second and third quarters.

This seasonality causes our operating results to vary significantly from quarter to quarter.

Our operations could be disrupted if our information systems fail.

Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems. We regularly make investments to maintain, enhance and replace these systems. We must assess and appropriately expand the capacity of our information systems to accommodate the anticipated growth of the Company or our operations could suffer.

We also depend heavily on certain software that is utilized in our order taking, customer service, inventory management, and fulfillment operations. If problems with this software develop, our operations could be slowed or interrupted, reducing the volume of goods sold and shipped and the attractiveness of products, services and information offered, causing damage to our reputation.

We are subject to intense competition which may impede or prevent us from attaining greater market share and could impair the growth of our revenues.

Intense competition and increased consolidation, which could result in one company’s dominance in the marketplace, may result in loss of market share for the Company and ultimately reduce the Company’s revenues.

The Company directly competes with companies such as School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Companies and U.S. Toy Company. There has been consolidation among these competitors over the last several years; specifically, ABC School Supply, Inc. and J.L. Hammett Co.’s Earlychildhood Division were purchased by School Specialty, Inc. In addition, some competitors, including The Kaplan Companies and School Specialty, Inc., have launched websites that compete with our websites.

We also compete, to a lesser extent, with mass-market retailers such as Target and Wal-Mart, other packers of school supplies such as Innisbrook, as well as retail and online booksellers and toy stores, including Toys “R” Us, Inc., Barnes & Noble, K•B Toys and Amazon.com. These companies have greater brand recognition and greater resources than we do. We could be at a disadvantage in responding to these competitors’ merchandising and pricing strategies.

Our sales and profitability could suffer if, among other things:

•	new competitors enter markets in which we are currently operating;

•	our competitors pursue an aggressive manufacturing program for a competing line of similar company-developed products;

•	our competitors implement pricing strategies that are more aggressive than ours;

•	our competitors expand their operations;

•	our competitors recreate our operating strategies, specifically the manufacture and importation of company-developed products; or

•	our competitors adopt merchandising strategies similar to ours.

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

We import some of our product offerings from foreign manufacturers. These foreign manufacturers are located in countries such as Japan, China, Taiwan, Germany and South Korea. We are subject to the following risks inherent in relying on foreign manufacturers:

•	the inability to return products which could result in excess inventory;

•	fluctuations in currency exchange rates which could potentially result in a weaker U.S. dollar in overseas markets, increasing the cost of inventory purchased;

•	transportation delays and trade restrictive actions by foreign governments which could result in delays in shipping products to our customers;

•	the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes;

•	trade infringement claims; and

•	delays or cancellations in the manufacture or shipment of products caused by the continued threat of international terrorism, and increased security instituted in response thereto, or the possibility of the engagement of the United States in a war with Iraq.

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

Our business depends to a significant extent on the abilities and continued service of current executive officers and senior management, including Ron Elliott, our Chief Executive Officer. If Mr. Elliott or any other key employee were to become unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, our business could be adversely affected. Although we have employment contracts with certain of our key executives, we do not have agreements with other key members of our management. We do not have and do not intend to obtain key person life insurance covering any of our executive officers or other members of our management.

We may be unable to protect our intellectual property, which could impair brand and reputation.

Our efforts to protect our proprietary rights may be inadequate. We regard our intellectual property as important to our marketing strategy. To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants and suppliers. However, a third party could, without authorization, copy or otherwise appropriate information from us. Furthermore, certain of our trademarks are descriptive marks that have not been and likely will not be registered with the United States Patent and Trademark Office, and third parties may use trademarks similar to ours, potentially diminishing our brand name and reputation. Employees, consultants and others who participate in development activities could breach their confidentiality agreements, and we may not have adequate remedies for any such breach. If we fail or are unable to protect our proprietary rights, it could materially decrease our value and our brand and reputation could be impaired. See “—Intellectual Property.”

The cost of materials used to manufacture our products is subject to volatility, which could reduce our profitability.

The unavailability of raw materials or a substantial increase in their prices could reduce our profitability and have a negative impact on our ability to produce proprietary products. We currently sell certain company-manufactured products, including non-toxic tempera paints, finger paints, glues and other water-based art mediums. We may, from time to time, experience difficulty in obtaining adequate raw material requirements at competitive prices, and experience shortages of raw materials used in our manufacturing process, which could reduce our profitability.

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

At this time, we are not required to make any material capital expenditures to remain in compliance with applicable environmental laws and regulations, but we may be required to do so in the future. We may also be required to make expenditures to maintain environmental control systems, to remedy spills or leaks of toxic materials stored in our facilities, or to dispose of hazardous materials required in our manufacturing process. These expenditures could reduce our profitability. In addition, the adoption of new environmental laws and regulations, changes in existing laws and regulations, or their interpretation, stricter enforcement of existing laws and regulations, or governmental or private claims for damage to persons, property, or the environment resulting from our business may force us to expend additional capital and resources on environmental compliance.

We may be exposed to product liability lawsuits and other claims if we fail to comply with government safety standards.

Children can sustain injuries from products that we sell and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that claims or liabilities may exceed all of our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are also subject to regulation by the Consumer Product Safety Commission and similar state regulatory authorities and certain of our products could be subject to recalls and other actions by these authorities. See “—Governmental Regulation.”

Certain of our affiliates have significant influence over us, which could limit our other stockholders’ ability to influence corporate decisions.

As of March 3, 2003, our Chief Executive Officer and two of our other stockholders, owned, in the aggregate, approximately 63% of our common stock on a fully diluted basis. As a result, these stockholders, if they were to act together, would be able to control all matters requiring approval of a majority of our stockholders, including any merger, sale of assets and other significant corporate transactions. This control could:

•	delay or prevent a change of control of the Company;

•	deprive our other stockholders of an opportunity to receive a premium for their common stock as a part of a sale of the Company or its assets; and

•	negatively affect the market price of our common stock.

Provisions of our charter and bylaws and Delaware law may have anti-takeover effects that could prevent a change in control of the Company.

Certain provisions of our restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of delaying or preventing a change of control of the Company.

Our restated certificate of incorporation authorizes our board of directors to issue, without stockholder approval, shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay in the future for shares of our common stock. Our restated certificate of incorporation and amended and restated bylaws also provide that:

•	our board of directors may adopt, amend or repeal the bylaws or any provision of our restated certificate of incorporation, subject to stockholder approval. The affirmative vote of the holders of at least 75% of the voting power of all outstanding shares of our capital stock voting as a single class is required to adopt, amend or repeal the amended and restated bylaws or any provision of our restated certificate of incorporation;

•	our stockholders may not take any action by written consent;

•	special meetings of our stockholders may be called only by the chairman of the board of directors or a majority of our board of directors and business transacted at any special meeting shall be limited to matters relating to the purposes set forth in the notice of the special meeting; and

•	our board of directors be divided into three classes serving staggered three-year terms.

In addition, we are subject to certain “anti-takeover” provisions of the Delaware General Corporation Law which, subject to certain exceptions, restrict certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock, or an interested stockholder, for a period of three years from the date the stockholder becomes an interested stockholder.

Item 2. Properties.

The Company’s corporate headquarters are located at 2 Lower Ragsdale Drive in Monterey, California. The 26,000 square-foot leased office space also houses the administrative functions of the Company’s Early Childhood segment. The Company does not own any real property and leases the following facilities:

Locations	Approximate Square Footage	Segment	Lease Expiration
Salinas, CA	122,000	Early Childhood	June 2007
Salinas, CA	33,000	Early Childhood	August 2005
Jacksonville, FL	74,000	Early Childhood	February 2004
Harrisburg, PA	120,000	Early Childhood	February 2011
Dallas, TX	115,000	Elementary School	December 2007
Dallas, TX	50,000	Early Childhood	December 2007
Houston, TX	95,000	Elementary School	December 2005

The Company also leases 39,000 square feet of office space in Needham, Massachusetts, pursuant to a lease that expires in October 2004. The Company used this facility to house the SmarterKids.com operations until February 2002, when the Company moved those operations to Monterey, California. The Company has subleased approximately 25% of the facility and is currently in the process of seeking a subtenant for the remaining space.

Item 3. Legal Proceedings.

The Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is currently traded on The Nasdaq SmallCap Market under the symbol “LRNS.” The Company’s common stock began being publicly traded on May 1, 2001 following consummation of the Combination. The following table sets forth the high and low price per share of the Company’s common stock during fiscal year 2002 and 2001:

Year Ended December 31, 2002	High	Low
Fourth Quarter	$4.50	$1.50
Third Quarter	1.98	1.10
Second Quarter	1.50	0.96
First Quarter	1.68	1.15

Year Ended December 31, 2001	High	Low
Fourth Quarter	$3.32	$0.90
Third Quarter	2.76	1.10
Second Quarter	5.60	2.50
First Quarter	N/A	N/A

On March 3, 2003, there were 8,521,788 outstanding shares of the Company’s common stock held by 61 holders of record.

The Company has not paid and does not presently intend to declare cash dividends. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s earnings, results of operations, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends, future prospects and other factors deemed relevant to such determination by the Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On April 30, 2001, in connection with the Combination, the former holders of membership interests in Earlychildhood contributed all of their membership interests to Excelligence and, in exchange therefore, Excelligence issued 5,798,573 shares of its common stock to those former Earlychildhood members. The shares of Excelligence common stock issued to the former Earlychildhood members were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share and per share data)

The following statements of operations and balance sheet data have been derived from the audited consolidated financial statements of Excelligence Learning Corporation and its predecessor entities. The historical results presented herein are not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

	Years Ended December 31,						Nine Months Ended December 31, 1998(4)
	2002	2001(1)		2000		1999(2)
Statement of Operations Data:
Revenues	$100,760	$92,849		$80,400		$61,034	$20,786
Gross profit	$36,282	$33,102		$29,739		$23,808	$8,632
Selling, general and administrative expenses	$32,603	$39,208		$30,472		$18,931	$6,574
Impairment charges	$—	$29,580		$—		$—	$—
Amortization of goodwill and other intangible assets	$288	$5,485		$964		$653	$36
Income (loss) from operations	$3,391	$(41,171)		$(1,697)		$4,224	$2,022
Net income (loss)	$2,452	$(35,610	)(3)	$(2,310	)(3)	$2,413	$1,649
Net income (loss) per share—basic and diluted	$0.29
Shares used in per share calculation—basic and diluted	8,371,726
Pro forma net loss per share—basic and diluted		$(4.79	)(3)	$(0.41	)(3)
Shares used in pro forma per share calculation—basic and diluted		7,433,503	(3)	5,595,539	(3)

	As of December 31,
	2002	2001		2000		1999	1998
Balance Sheet Data:
Cash and cash equivalents	$2,713	$1,623		$181		$151	$29
Total assets	$39,176	$44,290		$38,087		$28,915	$8,443
Working capital	$17,476	$12,484		$11,877		$7,959	$884
Long-term debt, net of current portion	$—	$14		$7,250		$9,087	$2,116
Equity	$30,610	$27,574		$18,436		$10,494	$2,054

(1)	On May 1, 2001, the Combination was completed. The financial information reflects the combined results of operations of Excelligence’s predecessor, Earlychildhood, and SmarterKids.com subsequent to May 1, 2001.
(2)	On May 5, 1999, Excelligence’s predecessor, Earlychildhood, acquired EPI. The financial information reflects the combined results of Earlychildhood’s operations and the operations of EPI subsequent to May 5, 1999.
(3)	Net loss for the years ended December 31, 2001 and 2000 reflect the pro forma income tax effect of Excelligence and its predecessor companies’ income being subject to federal and state income taxes as a C corporation. The pro forma net loss basic and diluted per share information and shares used in pro forma per share calculation included in the statement of operations data for the year ended December 31, 2001 and 2000 reflect the impact of the exchange of all of the membership interest in Earlychildhood for shares of Excelligence common stock in the Combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later.
(4)	Prior to April 1, 1998, the fiscal years of Excelligence’s predecessor companies, Earlychildhood and QTL Corporation, ended March 31. On April 1, 1998, both predecessor companies changed their fiscal years to end on December 31. Accordingly, the fiscal year ended December 31, 1998 consists of nine months.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. See “Item 1—Risk Factors.” Given these risks and uncertainties, the Company can give no assurance that any forward-looking statements, which speak only as of the date of this report, will in fact transpire and, therefore, the Company cautions investors not to place undue reliance on them. The Company makes these forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Excelligence was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the Combination. Prior to the Combination, Excelligence was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common stock of $10.00, representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of Excelligence.

Immediately following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of Excelligence and the former holders of outstanding common stock of SmarterKids.com and options and warrants to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of Excelligence. As the former Earlychildhood members had a controlling interest in Excelligence immediately following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor of Excelligence. Accordingly, the following discussion addresses the results of operations of Earlychildhood and its predecessor prior to April 30, 2001 and the financial position and results of operations of Excelligence thereafter. A further discussion of the Combination is included under “Combination with SmarterKids.com” below.

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and parents;

•	EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations;

•	the SmarterKids.com website, through which the Company sells its educational products online to consumers; and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force, which, as of December 31, 2002, numbered 64 people.

In fiscal year 2002, the Company operated in two business segments: Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities. In fiscal year 2001, the Company operated a third business segment, identified as the consumer segment. The consumer segment included SmarterKids.com’s operations, which sold educational products online to consumers through the SmarterKids.com website. Effective January 1, 2002, the consumer segment became the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment.

Combination with SmarterKids.com

On November 14, 2000, Earlychildhood entered into the Combination Agreement to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for Excelligence common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of Excelligence, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of Excelligence. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase Excelligence common stock, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase Excelligence common stock and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood’s members and option holders owned approximately two-thirds of Excelligence common stock on a fully diluted basis.

On April 30, 2001, the Combination was completed. The following table reflects Excelligence common shares and options to purchase common shares, which were issued upon completion of the Combination:

	Common Shares	Options
Issued in exchange for or conversion from:
Membership interests in Earlychildhood	5,605,269	—
Shares of SmarterKids.com	2,725,776	—
Options of Earlychildhood	—	193,304
Options of SmarterKids.com	—	463,748
Warrants of SmarterKids.com	—	26,802

	8,331,045	683,854

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of approximately $49.1 million is based on the estimated fair value of shares of Excelligence common stock and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs.

Results of Operations

Revenues

Revenues were $100.8 million, $92.8 million and $80.4 million for 2002, 2001 and 2000, respectively. The increase in revenue from 2001 to 2002 of 8.6% was primarily due to internal growth of 11.4%, or $7.1 million, in the Early Childhood segment. This increase in the Early Childhood segment is primarily the net result of an increase of 15% in the Discount School Supply catalog revenue channel and a decrease of 37% in the consumer distribution channel (SmarterKids.com). The decrease in revenue in the consumer distribution channel was anticipated for 2002. Overall growth in the Early Childhood segment was primarily achieved through aggressive pricing and marketing strategies, offering new proprietary products and by effectively increasing circulation of the Discount School Supply catalog. The Elementary School segment revenue increased by 2.4%, or $722,000, in 2002. The increase in revenue from 2000 to 2001 of 15.5% was primarily due to growth of 20.1%, or $10.5 million, within the Early Childhood segment. The acquisition of SmarterKids.com in 2001 added an additional $4.0 million, or 6.3%, of the Early Childhood segment’s revenue in 2001.

The Company’s goal in 2003 is to achieve revenue growth in the Early Childhood and Elementary School segments through increasing circulation of its Discount School Supply catalog, offering new proprietary products, soliciting new customers, implementing more aggressive pricing, marketing strategies and enhancing the Company’s websites. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Gross Profit

Gross profit was $36.3 million, $33.1 million and $29.7 million for 2002, 2001 and 2000, respectively. The increase in gross profit in 2002 of $3.2 million was primarily related to an increase in revenues of 11.4%, or $7.1 million, in the Early Childhood segment. This increase in gross profit within the Early Childhood segment was achieved through effective pricing and purchasing strategies. The increase in gross profit in 2001 of $3.4 million was primarily due to revenue growth of 20.1%, or $10.5 million, within the Early Childhood segment. Also, the acquisition of SmarterKids.com in 2001 added an additional $4.0 million of the Early Childhood segment’s revenue in 2001.

Gross profit as a percentage of sales was 36.0%, 35.7% and 37.0% for 2002, 2001 and 2000, respectively. The increase in gross profit as a percentage of sales in 2002 was attributable to more effective purchasing and managing of inventory. The decrease in gross profit as a percentage of sales in 2001 was primarily attributable to lower gross profit percentages associated with the Early Childhood segment as a result of the acquisition of SmarterKids.com, as well as a write-down for inventory discontinued in the fourth quarter. SmarterKids.com, which was acquired in the Combination, did not exist in 2000.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the years ended December 31, 2002, 2001 and 2000 was $6.5 million, $6.0 million and $4.5 million, respectively, or 6.4%, 6.5% and 5.6% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the years ended December 31, 2002, 2001 and 2000 was $2.5 million, $1.3 million and $1.1 million, respectively, or 2.5%, 1.4% and 1.3% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment.

Selling, general and administrative expenses were $32.6 million, $39.2 million and $30.5 million for 2002, 2001, and 2000, respectively. The decrease in selling, general and administrative expenses in 2002 is attributable to the Company’s overall cost-cutting strategies, which included layoffs primarily associated with personnel assumed in the acquisition of SmarterKids.com, salary and hiring freezes and a reduction of the Company’s 401(k) matching contributions.

The increase in selling, general and administrative expenses in 2001 is partially attributable to the addition of a new warehouse facility in Salinas, California, the expansion of the Harrisburg, Pennsylvania warehouse facility and the costs associated with the closure of the Needham, Massachusetts facility and severance for personnel assumed in the acquisition of SmarterKids.com. The remaining costs were related to investments in marketing and infrastructure for the Early Childhood segment, including personnel, catalog production and fulfillment capacity, as well as $500,000 of Combination-related expenses incurred primarily during the second and third quarters of 2001.

The Company does not anticipate significant personnel reductions in 2003. However, the Company will continue to focus on the achievement of selling, general and administrative operating efficiencies.

Impairment Charges

In the second quarter of 2001, the Company migrated its consumer website operations to the SmarterKids.com website platform. As a result, the Earlychildhood.com website applications and infrastructure were abandoned, resulting in an impairment charge of $580,000 relating to the remaining unamortized development costs. In the fourth quarter of 2001, the Company determined that the goodwill, intangible assets and property and equipment acquired in the Combination was impaired. Based on the estimated discounted cash flows related to those assets, the Company recorded an impairment charge of $29.0 million, which represented all long-lived assets acquired in the Combination.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets was $288,000, $5.5 million and $964,000 for 2002, 2001, and 2000, respectively. The decrease in amortization in 2002 is a result of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but tested for impairment on an annual basis. Amortization expense for 2002 and going forward relates to the amortization of other intangibles. The increase in 2001 was primarily the result of the amortization of goodwill and other intangible assets associated with the Combination. Such SmarterKids.com goodwill and other intangible assets were written off in the fourth quarter of 2001.

Interest Expense

Interest expense was $428,000, $921,000 and $1.7 million for 2002, 2001 and 2000, respectively. The decrease in interest expense in 2002 is primarily attributable to the Company carrying a lower average outstanding balance on the GMAC business line of credit throughout the year as compared to 2001. This was achieved by the Company’s improved operating results. The decrease in interest expense in 2001 is primarily due to the repayment of long-term debt related to Earlychildhood’s credit facility with BNP Paribas (the “Paribas Credit Facility”), which was terminated in connection with the Combination, with cash acquired as a result thereof.

Income Taxes

Income tax expense was $548,000 in 2002, while income tax benefit was $6.5 million in 2001 and income tax expense was $286,000 in 2000. Income tax expense in 2002 was lower than the statutory tax rate primarily due to the reduction of the deferred tax valuation allowance. Income tax benefit increased in 2001 due to the Company’s effective change from a non-taxable limited liability company (“LLC”) to a C corporation in connection with the Combination. The effective tax rate in 2001 was less than the statutory rate due to the effect of non-deductible charges relating to amortization and impairment of goodwill.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of the provisions of the pronouncement.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in note 8 to the Company’s consolidated financial statements.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company adopted the provisions of SFAS No. 145 required for financial statements on January 1, 2003. As such, for financial statements for periods beginning after January 1, 2003, the Company’s extraordinary loss for debt extinguishments will be recorded as other expense.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. A further discussion of the adoption of SFAS No. 148 and its effect on the Company is included in note 2 to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The primary sources of liquidity have been the GMAC Facility, the Paribas Credit Facility and capital contributions from former Earlychildhood members. As of December 31, 2002, the Company had net working capital of $17.5 million.

During 2002, the Company’s operating activities provided $7.7 million of cash. The cash provided from operating activities was primarily related to operating income and working capital. The Company used $1.1 million in cash for investing activities in 2002, for which the Company purchased property and equipment in the amount of $1.2 million and received payment on a receivable from a related party. The Company used $5.6 million in cash for financing activities, primarily for principal payments made against the GMAC Credit Facility.

During 2001, the Company’s operating activities used $8.6 million of cash. The use of cash was primarily related to operating losses and working capital. The Company generated $18.4 million in cash from investing activities in 2001, primarily from the cash acquired in the Combination. In 2001, $8.4 million was used in financing activities due to repayment of the Paribas Credit Facility, offset in part by borrowings under the GMAC Facility. As a result of the Combination, the Company received access to approximately $21.0 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, the Company entered into the GMAC Facility. At the same time, The Company repaid its obligations aggregating almost $16.4 million under the Paribas Credit Facility and the Paribas Credit Facility was terminated.

During 2000, the Company’s predecessor, Earlychildhood, used $8.1 million in cash for operating activities. The use of cash was primarily related to operating losses resulting from spending on e-business operations and increases in inventories. Earlychildhood used $3.3 million of cash for investing activities in the year ended December 31, 2000, primarily related to capital expenditures. Earlychildhood generated $11.4 million in cash from financing activities. The cash generated from financing activities was primarily related to capital contributions by Earlychildhood’s members.

The GMAC Facility includes a $25.0 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.0% at December 31, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4.0 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21.0 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18.0 million minus the eligible portion of EPI’s inventory. As of December 31, 2002, the Company had no amounts outstanding and an available borrowing capacity of $2.7 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2002, the Company was in compliance with all the financial covenants as set forth in the GMAC Facility.

The following table summarizes the Company’s contractual obligations as of December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$16,023	$4,708	$8,295	$2,016	$1,004
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$16,023	$4,708	$8,295	$2,016	$1,004

Included in non-cancelable operating leases is $2.0 million in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24 month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham facility. The Company is actively seeking a subtenant for the remaining space but can offer no assurances as to when, or if, a subtenant will be found.

Management believes that available cash on hand and availability under the GMAC Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under the GMAC Facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

As of December 2002, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

The following forward-looking statements reflect the Company’s expectations for the full year 2003. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in “Item 1. Risk Factors.”

Management’s goal is to achieve revenue growth in 2003 through increasing circulation of its Discount School Supply catalog, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, and implementing more aggressive pricing strategies in both segments. The Company’s ability to realize this growth may be negatively affected by, among other things, changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

For fiscal year 2003:

•	Net revenues are expected to be between $100 and $115 million;

•	EBITDA is expected to be between $5 and $9 million; and

•	Operating income is expected to be between $3 and $7 million.

EBITDA is calculated by adding back to operating income (loss): depreciation and amortization. EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, Excelligence evaluates its estimates, including those related to bad debts, product returns, intangible assets, inventories, and merger integration. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles, when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of its long-lived assets. Recoverability of long-lived assets to be held and used is measured by comparison of the carrying amount the asset group to the undiscounted future cash flow expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 and its annual impairment test as of December 31, 2002. The Company’s goodwill impairment tests are based on a comparison of carrying value and fair value of its two reporting units, the Early Childhood and Elementary School segments. As of January 1, 2002 and December 31, 2002, the fair value of the Company’s reporting units exceeded their carrying value. Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of its long-lived assets due to SmarterKids.com failure to meet expected sales during the fourth quarter of fiscal year 2001 and its continued operating losses during fiscal year 2001. Such long-lived assets related to SmarterKids.com were determined not to be recoverable and recorded an impairment charge in fiscal year 2001. Impairment was measured based on the discounted future cash flows of the related operations.

Merger Integration Liabilities

The Company has established liabilities relating to the abandonment of the Needham facility. This liability was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, the estimate of sublease income is extremely subjective. If there is a further decline in the commercial real estate market, if it takes longer than expected to sublet the remaining space at the facility or if such space when sublet is subleased at rates lower than the Company’s current estimates, the amounts the Company will ultimately realize could be different from the amounts assumed in arriving at the Company’s estimate of the cost of the lease abandonment.

Income Taxes

The Company is taxed as a C corporation and files a consolidated tax return with its wholly-owned subsidiaries. The Company’s predecessor, Earlychildhood, was an LLC that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood’s income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company’s consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the consolidated statements of operations reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes beginning January 1, 2001.

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Early Childhood and Elementary School segments’ consolidated annual sales are generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Item 1. Risk Factors—Our business is highly seasonal.”

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of December 31, 2002, the Company had no borrowings under the GMAC Facility and available borrowing capacity of $2.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, accounts receivable and its revolving line of credit. The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from the normal course of business are not collateralized and management continually monitors the payment of its accounts receivable and the financial condition of its customers to reduce the risk of loss. The Company does not believe that its cash and cash equivalents are subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Foreign Currency Risk

The Company purchases some of its products from foreign vendors. Accordingly, The Company’s prices of imported products are subject to variability based on foreign exchange rates. However, The Company’s purchase orders are denominated in U.S. dollars and the Company does not enter into long-term purchase commitments.

Item 8. Financial Statements and Supplementary Data.

The financial statements contained in the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Auditors’ Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be set forth under “Directors and Executive Officers” and “Compliance with Section 16(a) Under the Securities Exchange Act of 1934” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2003 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this item will be set forth under “Executive Compensation” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2003 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2003 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be set forth under “Certain Transactions” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2003 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    Financial Statements

(1)    The financial statements contained in the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Auditors’ Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

(2)    The financial schedule appearing on page F-25 and covered by the Independent Auditors’ Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

(3)    Exhibits.

Exhibit Number	Description

2.1	Contribution Agreement and Plan of Reorganization, dated as of November 14, 2000, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood.com LLC and S-E Educational Merger Corp. (1)

2.2

Amendment No. 1 to the Contribution Agreement and Plan of Reorganization, dated as of March 14, 2001, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood LLC and S-E Educational Merger Corp. (2)

3.1	Restated Certificate of Incorporation of the Registrant. (13)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated May 3, 2002. (19)

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect. (13)

4.1

Loan and Security Agreement, dated as of April 30, 2001, by and among the lenders identified on the signature pages thereof, GMAC Business Credit, LLC, the Registrant, Earlychildhood LLC, SmarterKids.com, Inc. and Educational Products, Inc. (18)

4.2

Amendment Number One to Loan and Security Agreement, dated as of March 13, 2002, by and among GMAC Business Credit, LLC, the Registrant, Earlychildhood LLC, SmarterKids.com, Inc. and Educational Products, Inc. (18)

4.3

Amendment Number Two to Loan and Security Agreement, dated as of March 21, 2002, by and among GMAC Business Credit, LLC, the Registrant, Earlychildhood LLC, SmarterKids.com, Inc. and Educational Products, Inc. (18)

4.4	Limited Guaranty, dated as of March 21, 2002, by Ronald Elliott, in favor of GMAC Business Credit, LLC. (18)

+10.1	2001 Stock Option and Incentive Plan of the Registrant. (13)

+10.2	2001 Non-Employee Director Stock Option Plan of the Registrant. (14)

+10.3	Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (17)

10.4	Amended and Restated Registration Rights Agreement, dated June 30, 2001, by and among the Registrant and the stockholders listed on Schedule A thereto. (15)

10.5	Retention Agreement, dated as of April 30, 2001, by and between the Registrant and Al Noyes. (18)

10.6	Release, dated as of July 31, 2001, by and between the Registrant and Al Noyes. (18)

+10.7	Employment Agreement, dated as of June 28, 2002, by and between the Registrant and Ronald Elliott. (20)

Exhibit Number	Description

*+10.8	Employment Agreement, effective as of January 1, 2003, by and between the Registrant and Judith McGuinn.

+10.9	Employment Agreement, dated as of September 1, 2001, by and between the Registrant and Richard Delaney. (16)

+10.10	Deferred Compensation Agreement, dated as of January 4, 2002, by and between the Registrant and Ronald Elliott. (18)

+10.11	Deferred Compensation Agreement, dated as of January 4, 2002, by and between the Registrant and Judith McGuinn. (18)

+10.12	Deferred Compensation Agreement, dated as of January 4, 2002, by and between the Registrant and Richard Delaney. (18)

10.13	Lease Agreement, dated as of April 7, 2000, between SmarterKids.com, Inc. and Keep Your Day Job, LLC. (6)

10.14	Lease Agreement, dated as of March 30, 2000, by and between Earlychildhood.com LLC and PTF For Operating Engineers, LLC. (7)

10.15	Lease Agreement, dated as of January 24, 1997, by and between QTL Corporation and Dauphin Associates, Inc. (7)

10.16	Lease Agreement, dated as of April 22, 1996, by and between QTL Corporation and Rubin Brothers, Inc., as amended. (7)

10.17	Lease Agreement, dated as of December 3, 1993, by and between Educational Products, Inc. and H B Industrial Properties, as amended. (7) (8)

10.18	Lease Agreement, dated as of April 15, 1999, by and between Educational Products, Inc. and TIAA Realty, Inc., as amended. (18)

10.19	Lease Agreement, dated as of March 23, 1999, by and between QTL Corporation and Spieker Properties, L.P. (7)

10.20	Amendment No. 1 to March 23, 1999 Lease Agreement, dated as of June 11, 1999, by and between Earlychildhood.com, LLC and Spieker Properties, L.P. (18)

10.21	Amendment No. 2 to March 23, 1999 Lease Agreement, dated as of March 14, 2000, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (18)

10.22	Amendment No. 3 to March 23, 1999 Lease Agreement, dated as of August 20, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (18)

10.23	Lease Agreement, dated as of November 22, 1999, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (7)

10.24	Amendment No. 1 to November 22, 1999 Lease Agreement, dated as of April 6, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (18)

10.25	Lease Agreement, dated as of August 9, 2000, by and between Earlychildhood.com LLC and Elliott-Mair Salinas LLC. (6)

10.26	Lease Agreement, dated as of June 1, 1999, by and between Earlychildhood.com LLC and Scott King. (7)

10.27	Lease Agreement, dated as of August 17, 2000, by and between Earlychildhood.com LLC and Mann Realty Associates, Inc. (7)

10.28	Assumption Agreement, dated as of April 30, 2001, by and between Ronald Elliott and QTL Corporation, and approved by Earlychildhood LLC as agreed to by the Registrant. (18)

Exhibit Number	Description

10.29	Assumption Agreement, dated as of April 30, 2001, by and between The Mair 1984 Family Trust and QTL Corporation, and approved by Earlychildhood LLC as agreed to by the Registrant. (18)

*10.30	Sublease and Consent to Sublease, dated as of September 1, 2002, by and among Elliott-Mair Salinas LLC, Earlychildhood.com LLC and Ronald Elliott.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP, Independent Auditors.

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as Exhibits by Item 601(b)(10)(iii) of Regulation S-K.
(1)	Incorporated by reference from Annex A to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(2)	Incorporated by reference from Annex A-1 to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(3)	Incorporated by reference from Annex B to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(4)	Incorporated by reference from Annex C to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(5)	Incorporated by reference from Annex D to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 9, 2001 (File No. 333-53454).
(7)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on February 21, 2001 (File No. 333-53454).
(8)	Incorporated by reference from Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 7, 2001 (File No. 333-53454).
(9)	Incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 12, 2001 (File No. 333-53454).
(10)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 15, 2001 (File No. 333-53454).
(11)	Incorporated by reference from Post Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, filed with the Commission on May 15, 2001 (File No. 000-32613).
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64762).
(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64764).
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, filed with the Commission on August 15, 2001 (File No. 000-32613).
(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, filed with the Commission on November 14, 2001 (File No. 000-32613).
(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on December 20, 2001 (File No. 333-75602).
(18)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed with the Commission on March 29, 2002 (File No. 000-32613).
(19)	Incorporated by reference from the Registrant’s Annual Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-32613).
(20)	Incorporated by reference from the Registrant’s Annual Report on Form 10-Q for the Quarter Ended June 30, 2002, filed with the Commission on August 14, 2002 (File No. 000-32613).

(b)    Reports on Form 8-K.

None.

(c)    The exhibits required by Item 601 of Regulation S-K have been listed above.

(d)    Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/RICHARD DELANEY
Richard Delaney
Chief Financial Officer

Dated: March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ALBERT NOYES Albert Noyes	Chairman of the Board	March 7, 2003

/s/RONALD ELLIOTT Ronald Elliott	Director and Chief Executive Officer (Principal Executive Officer)	March 7, 2003

/s/RICHARD DELANEY Richard Delaney	Director and Chief Financial Officer (Principal Financial Officer)	March 7, 2003

/s/JEFFREY GRACE Jeffrey Grace	Vice President—Finance (Principal Accounting Officer)	March 7, 2003

/s/LOUIS CASAGRANDE Louis Casagrande	Director	March 7, 2003

/s/DEAN DEBIASE Dean DeBiase	Director	March 7, 2003

/s/SCOTT GRAVES Scott Graves	Director	March 7, 2003

/s/MICHAEL KOLOWICH Michael Kolowich	Director	March 7, 2003

/s/ROBERT MACDONALD Robert MacDonald	Director	March 7, 2003

Section 302 Certification:

Chief Executive Officer

I, Ron Elliott, certify that:

1.	I have reviewed this annual report on Form 10-K of Excelligence Learning Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/s/RONALD ELLIOTT
Ronald Elliott
Chief Executive Officer

Section 302 Certification:

Chief Financial Officer

I, Rich Delaney, certify that:

1.	I have reviewed this annual report on Form 10-K of Excelligence Learning Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/s/RICHARD DELANEY
Richard Delaney
Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Independent Auditors’ Report

The Board of Directors

Excelligence Learning Corporation and subsidiaries:

We have audited the consolidated balance sheets of Excelligence Learning Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on valuation and qualifying accounts as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excelligence Learning Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/    KPMG LLP

San Francisco, California

February 14, 2003

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,713	$1,623
Accounts receivable, net	5,018	5,284
Inventories	13,938	19,118
Prepaid expenses and other current assets	2,701	3,161
Deferred income taxes	1,672	—

Total current assets	26,042	29,186
Receivable from related party	—	139
Property and equipment, net	4,305	4,368
Deferred income taxes	1,998	3,412
Other assets	1,046	1,112
Goodwill	4,701	4,701
Other intangible assets, net	1,084	1,372

Total assets	$39,176	$44,290

LIABILITIES AND EQUITY
Current liabilities:
Revolving line of credit	$—	5,589
Accounts payable	3,524	5,242
Accrued expenses	4,297	5,678
Income taxes payable	216	—
Other current liabilities	529	193

Total current liabilities	8,566	16,702
Notes payable	—	14

Total liabilities	$8,566	$16,716

Equity:
Common stock, $0.01 par value; 11,250,000 shares authorized; 8,401,914 and 8,364,260 shares issued and outstanding at December 31, 2002 and 2001, respectively	84	84
Additional paid-in capital	62,206	62,194
Deferred stock compensation	(1,482)	(2,054)
Accumulated deficit	(30,198)	(32,650)

Total equity	30,610	27,574

Total liabilities and equity	$39,176	$44,290

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	For the Fiscal Years Ended December 31,
	2002	2001	2000
Revenues	$100,760	$92,849	$80,400
Cost of goods sold	64,478	59,747	50,661

Gross profit	36,282	33,102	29,739

Operating expenses:
Selling, general and administrative	32,603	39,208	30,472
Impairment charges	—	29,580	—
Amortization of goodwill and other intangible assets	288	5,485	964

Operating income (loss)	3,391	(41,171)	(1,697)

Other (income) expense:
Interest expense	428	921	1,657
Other income	—	(38)	—
Interest income	(37)	(37)	(39)

Income (loss) before income taxes and early extinguishment of debt	3,000	(42,017)	(3,315)
Income tax expense (benefit)	548	(6,540)	286

Income (loss) before early extinguishment of debt	2,452	(35,477)	(3,601)
Loss on early extinguishment of debt (net of income tax benefit of $297)	—	(494)	—

Net income (loss)	$2,452	$(35,971)	$(3,601)

Net Income Per Share Calculation:
Income per share—basic and diluted	$0.29
Weighted average shares used in basic and diluted per share calculation	8,371,726
Pro forma C Corporation Disclosures (Note 2):
Loss before income taxes and early extinguishment of debt		$(42,017)	$(3,315)
Pro forma income tax benefit		6,901	1,005

Pro forma loss before extinguishment of debt		(35,116)	(2,310)
Loss on early extinguishment of debt (net of income tax benefit of $297)		(494)	—

Pro forma net loss		$(35,610)	$(2,310)
Pro forma net loss per share before early extinguishment of debt—basic and diluted		$(4.72)	$(0.41)
Loss per share on early extinguishments of debt—basic and diluted		(0.07)	—

Pro forma net loss per share—basic and diluted		$(4.79)	$(0.41)

Shares used in pro forma per share calculation—basic and diluted		7,433,503	5,595,539

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Members’ Equity	Deferred stock comp.	Accumulated earnings (deficit)	Total
	Shares	Amount
Balance at December 31, 1999	—	$—	$—	10,494	$—	$—	10,494
Capital contributions	—	—	—	11,328	—	—	11,328
Net loss	—	—	—	(3,601)	—	—	(3,601)
Issuance of new membership interests	—	—	—	421	—	—	421
Issuance of options to purchase membership interests	—	—	—	2,761	(2,761)	—	—
Amortization of deferred compensation	—	—	—	—	184	—	184
Distribution to members	—	—	—	(390)	—	—	(390)

Balance at December 31, 2000		—	—	21,013	(2,577)	—	18,436

Net loss January 1 through April 30, 2001	—	—	—	(3,321)	—	—	(3,321)
Combination of Earlychildhood LLC and SmarterKids.com, Inc. (the “Combination”):
Issuance of shares to Earlychildhood LLC members	5,605,269	56	17,636	(17,692)	—	—	—
Issuance of shares to SmarterKids.com, Inc. stockholders	2,725,776	28	44,548	—	(42)	—	44,534
Exercise of stock options	33,215	—	10	—	—	—	10
Net loss May 1 to December 31, 2001	—	—	—	—	—	(32,650)	(32,650)
Amortization of deferred compensation	—	—	—	—	565	—	565

Balance at December 31, 2001	8,364,260	84	62,194	—	(2,054)	(32,650)	27,574

Employee Stock Purchase Plan	7,710	—	8				8
Exercise of stock options	29,944	—	4				4
Net income						2,452	2,452
Amortization of deferred compensation					572		572

Balance at December 31, 2002	8,401,914	$84	$62,206	$—	$(1,482)	$(30,198)	$30,610

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,452	$(35,971)	$(3,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	—	29,580	—
Depreciation and amortization	1,554	7,466	2,103
Provision for losses on accounts receivable	404	699	417
Equity-based compensation	572	565	605
Deferred income taxes	(258)	(6,546)	(202)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the Combination and acquisitions:
Accounts receivable	(138)	(771)	(1,335)
Inventories	5,180	(1,473)	(5,702)
Prepaid expenses and other current assets	460	(1,109)	(372)
Other assets	66	679	(112)
Accounts payable	(1,718)	(1,166)	417
Accrued expenses	(1,381)	(419)	732
Income tax payable	216	(114)	(855)
Other current liabilities	336	(3)	(197)

Net cash provided by (used in) operating activities	7,745	(8,583)	(8,102)

Cash flows from investing activities:
Purchase of property and equipment	(1,203)	(2,303)	(3,390)
Proceeds received from payment of receivable from related party	139	—	—
Purchase of other intangible assets	—	—	96
Cash received in the Combination, net of cash paid for transaction fees	—	20,744	—

Net cash provided by (used in) investing activities	(1,064)	18,441	(3,294)

Cash flows from financing activities:
Bank overdraft	—	(1,154)	747
Borrowings on line of credit	78,229	67,767	12,850
Borrowings on long term liabilities	—	—	850
Principal payments on line of credit	(83,818)	(65,697)	(11,270)
Principal payments on notes payable	(14)	(8,937)	(2,687)
Payment of debt issuance costs	—	(405)	—
Issuance of equity, net of fees	12	10	11,328
Member distributions	—	—	(390)
Member (advances) payments	—	—	(2)

Net cash provided by (used in) financing activities	(5,591)	(8,416)	11,426

Net increase in cash and cash equivalents	1,090	1,442	30
Cash and cash equivalents at beginning of year	1,623	181	151

Cash and cash equivalents at end of year	$2,713	$1,623	$181

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$365	$903	$1,388
Income taxes	$695	$152	$1,343
Noncash investing and financing activities:
Issuance of common shares and options in conjunction with the Combination	$—	$44,576	$—
Accrual of costs of the Combination	$—	$—	$900

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Business

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

(2)	Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

(a)	Revenue Recognition and Accounts Receivable

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

(b)	Inventories

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

(c)	Accounting for Impairment of Long-Lived Assets, Including Goodwill and Identifiable Intangibles

The Company assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles, when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of its long-lived assets. Recoverability of long-lived assets to be held and used is measured by comparison of the carrying amount the asset group to the undiscounted future cash flow expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 and its annual impairment test as of December 31, 2002. The Company’s goodwill impairment tests are based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. Prior to the adoption of SFAS 142, the Company evaluated the recoverability of its long-lived assets due to SmarterKids.com failure to meet expected sales during the fourth quarter of fiscal year 2001 and its continued operating losses during fiscal year 2001. Such long-lived assets related to SmarterKids.com were determined not to be recoverable and recorded an impairment charge in fiscal year 2001. Impairment was measured based on the discounted future cash flows of the related operations.

(d)	Merger Integration Liabilities

The Company has established a liability related to the abandonment of the Needham, Massachusetts facility. The liability relating to the lease abandonment was primarily based on the excess of required lease payments over estimated sublease income. The Company subleased approximately 25% of the Needham, Massachusetts facility during the fourth quarter of 2002. The Company is currently looking for a subtenant to lease the remaining facility space. Due to the volatility in the commercial real estate market, the estimate of sublease income is extremely subjective. If there is a further decline in the commercial real estate market, if it takes longer to sublet the remaining facility space than expected or if such space when sublet is subleased at rates lower than the Company’s current estimates, the amounts it will ultimately realize could be materially different from the amounts assumed in arriving at its estimate of the cost of the lease abandonment.

(e)	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, product returns, intangible assets, inventories, and merger integration. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and predecessor entities and wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

(b)	Fiscal Year

The Company’s fiscal year end is December 31.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of the acquisition to be cash equivalents.

(d)	Concentration of Credit Risk

The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from sales to customers are not collateralized and management continually monitors the financial condition of its customers to reduce the risk of loss.

(e)	Deferred Catalog Costs

Deferred catalog costs are considered direct response advertising and are capitalized and amortized in amounts proportionate to revenues over the lives of each catalog, generally five months. Such costs are included in prepaid expenses and other current assets. Amortization expense related to deferred catalog costs is included in the statements of operations as a component of selling, general and administrative expenses. Such amortization expense was $2.3 million, $3.4 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(f)	Property and Equipment

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

Depreciation of property and equipment amounted to $1.3 million, $2.0 million and $869,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(g)	Website Development

The Company does not produce software to be sold or marketed. However, the Company has capitalized certain website costs, which relate to development of website applications, graphics and infrastructure. During the year ended December 31, 2001, the Company determined that the capitalized website costs were fully impaired and recorded an impairment charge of the $580,000. Subsequently, no capitalized costs are included at

December 31, 2002 and 2001. Depreciation of capitalized website development costs amounted to $-0-, $170,000 and $104,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(h)	Goodwill and Other Intangible Assets

Trademarks and other intangible assets are stated at cost, and are being amortized on the straight-line basis over their estimated useful lives, which range from five to ten years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in Note 8.

(i)	Income Taxes

The Company is taxed as a C corporation and files a consolidated tax return with its wholly-owned subsidiaries. The Company’s predecessor, Earlychildhood, was a limited liability company (“LLC”) that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood’s income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company’s consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods. In addition, the consolidated statements of operations reflect income tax expense (benefit), on a pro forma basis as if Earlychildhood had elected to be taxed as a C corporation for federal and state income tax purposes beginning January 1, 2001.

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

(j)	Shipping and Handling

Shipping and handling revenues are included in revenue. Shipping and certain handling costs are included in cost of goods sold. Handling costs of $6.4 million, $7.3 million and $4.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses.

(k)	Equity-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The following table illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended December 31,
	2002	2001		2000
Net income (loss), as reported	$2,452	$(35,610	)(1)	$(2,310	)(1)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	572	565		605
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	969	431		185

Pro forma net income	$2,055	$(35,476)		$(1,890)

Earnings per share:
Basic and diluted—as reported	$0.29	$(4.79)		$(0.41)

Basic and diluted —pro forma	$0.25	$(4.77)		$(0.34)

Shares used for basic and diluted	8,371,726	7,433,503		5,595,539

(1)	Pro forma C Corporation Disclosure net loss (Note 2)

(l)	Comprehensive Income and Loss

SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded in equity (deficit), in its financial statements. There were no components of comprehensive income and loss other than net income (loss) for all periods presented.

(m)	Unaudited Basic and Diluted Net Income (Loss) per Share

The basic and diluted net income per share information for the year ended December 31, 2002 included in the accompanying statements of operations is based on the weighted average number of shares outstanding during the period including shares issued in the Combination.

Potential dilutive securities consisting of shares issuable upon the exercise of stock options have been excluded in the computation of diluted net income per share for the year ended December 31, 2002, as the effect of including unrecognized compensation cost in the treasury stock method would be anti-dilutive.

The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the year ended December 31, 2001 reflects the impact of the exchange of all Earlychildhood membership interests for shares of the Company’s common stock in the Combination as of January 1, 2001 or the date of issuance, if later. The per share disclosures have been calculated based on pro forma net loss as if the Company had been subject to income taxes as a C corporation for the entire period. Potential dilutive securities of 57,534 have not been included in the computation of diluted net loss per share for the year ended December 31, 2001, as the effect is anti-dilutive. Potential dilutive securities consist of shares issuable upon the exercise of stock options.

The following table sets forth the computation of pro forma basic and diluted net loss per share (pro forma net loss in thousands):

	Year Ended December 31,
	2001	2000
Pro forma net loss	$(35,610)	$(2,310)
Weighted average shares outstanding assuming exchange of membership interests to Company common stock:
Class A units or membership interests	2,942,242	2,942,242
Class B units or membership interests	2,621,124	2,621,126
Class C units or membership interests	41,903	32,171
Common Shares issued to SmarterKids.com stockholders	1,817,184
Others	11,050

Shares used in pro forma per share calculation—basic and diluted	7,433,503	5,595,539

Pro forma net loss per share before early extinguishment of debt—basic and diluted	$(4.72)	$(0.41)
Loss per share on early extinguishment of debt—basic and diluted	(0.07)	—

Pro forma net loss per share—basic and diluted	$(4.79)	$(0.41)

Basic and diluted net loss per share have not been presented because they are irrelevant due to the significant change in the Company’s capital structure and basic and diluted net loss per share that resulted upon exchange of all Earlychildhood membership interests into shares of the Company’s common stock.

(n)	Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and notes payable approximates fair value because of the short term nature of these instruments. The carrying value of notes payable approximates their fair values due to variable interest rates.

(o)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

(p)	Recent Accounting Pronouncements

July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. A further discussion of the adoption of SFAS No. 142 and its effect on the Company is included in Note 8.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of the provisions of the pronouncement.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. In addition, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company plans to adopt the provisions of SFAS No. 145 required for financial statements on January 1, 2003. Once SFAS No. 145 is adopted, the Company’s extraordinary item for debt extinguishments will be recorded as other expense.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. SFAS is effective for fiscal years ending after December 15, 2002. The effects of adopting SFAS No. 148 did not have a significant impact on the Company’s financial position, results of operations or footnote disclosures.

(3)	Business Combination

On November 14, 2000, Earlychildhood entered into a Contribution Agreement and Plan of Reorganization and Merger (as amended, the “Combination Agreement”) to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for common stock of the Company and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of the Company, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of the Company. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase the common stock of the Company, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase the common stock of the Company and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood’s members and option holders owned approximately two-thirds of the Company’s common stock on a fully diluted basis.

On April 30, 2001, the Combination was completed. The following table sets forth the Company’s common shares and options and warrants to purchase common shares that were issued upon completion of the Combination:

	Common Shares	Options
Issued in exchange for or conversion from:
Membership interests in Earlychildhood	5,605,269	—
Shares of SmarterKids.com	2,725,776	—
Options of Earlychildhood	—	193,304
Options of SmarterKids.com	—	463,748
Warrants of SmarterKids.com	—	26,802

	8,331,045	683,854

The Combination was accounted for as a purchase of SmarterKids.com by Earlychildhood. The purchase price of $49.1 million is based on the estimated fair value of shares of the common stock of the Company and options issued upon conversion of shares of SmarterKids.com common stock and options and cancellation of SmarterKids.com warrants, plus transaction costs of $4.5 million.

The purchase price allocation is summarized as follows (in thousands):

Working capital	$13,825
Property and equipment	1,955
Other assets	1,214
Goodwill	21,661
Other intangible assets	10,410
Long-term liabilities	(42)
Deferred compensation	42

Total purchase price	$49,065

(4)	Accounts Receivable

Accounts receivable consists of the following amounts (in thousands):

	December 31,
	2002	2001
Accounts receivable	$5,497	$5,867
Less allowance for doubtful accounts	(479)	(583)

	$5,018	$5,284

(5)	Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	December 31,
	2002	2001
Raw materials and work in progress	$864	$1,274
Finished goods	13,074	17,844

	$13,938	$19,118

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following amounts (in thousands):

	December 31,
	2002	2001
Prepaid catalog costs	$733	$425
Prepaid inventory	309	322
Non trade receivables	439	510
Prepaid rent	191	201
Prepaid insurance	554	525
Income taxes	122	442
Other prepaid expenses	353	736

	$2,701	$3,161

(7)	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,
	2002	2001
Machinery and equipment	$6,483	$5,523
Leasehold improvements	1,636	1,436
Furniture and fixtures	767	751

	8,886	7,710
Less accumulated depreciation	(4,581)	(3,342)

	$4,305	$4,368

(8)	Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted FASB SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

The Company reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with SFAS No. 142, in the second quarter of 2002, the Company completed a transitional goodwill impairment test as of January 1, 2002 and determined that no additional impairment charge was necessary. The annual impairment test required by SFAS No. 142 will be performed December 31 of each year. No reclassification of intangible assets was necessary as a result of the adoption of SFAS No. 142.

Total amortization expense on intangible assets for the years ended December 31, 2002, 2001 and 2000 was $288,000, $1.8 million and $295,000, respectively.

The carrying amount of goodwill was $4.7 million at December 31, 2002 and 2001. Impairment loss recorded for the year ended December 31, 2002, 2001 and 2000 was $-0-, $18.9 million and $-0-, respectively.

The following table identifies the major classes of intangible assets (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	840	(649)	840	(502)
Customer Lists	1,410	(517)	1,410	(376)

	2,250	(1,166)	2,250	(878)

Estimated amortization expense (in thousands) for the years ended December 31,

2003	288
2004	151
2005	151
2006	151
2007	151

The following table reflects the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred at January 1, 2001 (in thousands, except per share amounts):

	December 31,
	2002	2001	2000
Income (loss) before early extinguishment of debt:
As reported (pro forma for 2001 and 2000)	$2,452	$(35,116)	$(2,310)
Goodwill amortization—net of tax effect	—	3,440	632

Adjusted income (loss) before early extinguishment of debt	$2,452	$(31,676)	$(1,678)

Net income (loss):
As reported (pro forma for 2001 and 2000)	$2,452	$(35,610)	$(2,310)
Goodwill amortization—net of tax effect	—	3,440	632

Adjusted net income (loss)	$2,452	$(32,170)	$(1,678)

Net income (loss) per share basic and diluted:
As reported (pro forma for 2001 and 2000)	$0.29	$(4.79)	$(0.41)
Goodwill amortization—net of tax effect	—	0.46	0.11

Adjusted basic and diluted net income (loss) per share	$0.29	$(4.33)	$(0.30)

(9)	Accrued Expenses and Merger Integration Charges

Accrued expenses consist of the following amounts (in thousands):

	December 31,
	2002	2001
Payroll and commissions	$660	$947
Vacation	681	626
Professional services	529	527
Sales tax	112	215
Marketing	168	458
Needham facility exit costs	1,570	2,257
Severance	—	175
Other	577	473

	$4,297	$5,678

In conjunction with the Combination, the Company terminated certain SmarterKids.com employees and determined that the acquired lease for the Needham facility was an unfavorable lease. As a result, liabilities of $1.5 million and $1.1 million were recorded for severance and unfavorable leases, respectively.

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

Restructuring and related charges of $1.8 million were expensed in 2001. Of this amount, $1.3 million related to exit costs associated with the Needham lease and various equipment leases that were no longer going to be utilized in the Company’s operations. The remaining $469,000 was related to other merger and integration costs. No additional accrual for severance was made at the end of the year; however, approximately 22 employee positions were reduced in early 2002 as a result of the closure of the Needham facility. During the year ended December 31, 2002, the Company paid $401,000 and $1.3 million relating to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance for termination announced in the first quarter of 2002 and therefore was recorded as an expense in the first quarter of 2002. During the third quarter of 2002, the Company determined that based on current real estate market conditions in Needham, Massachusetts, its assumptions for sublease income should be reduced and an additional lease abandonment charge of $653,000 was recorded in selling, general and administrative expenses.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Other	Total
Established at date of Combination	$1,452	$1,065	$—	$2,517
Additional 2001 charges	—	1,304	469	1,773
Amounts paid	(1,277)	(112)	(469)	(1,858)

Balance at December 31, 2001	175	2,257	—	2,432
Additional 2002 charges	226	653		879
Amounts paid	(401)	(1,340)	—	(1,741)

Balance at December 31, 2002	$—	$1,570	$—	$1,570

(10)	Credit Facilities

(a)	Revolving line of credit

Revolving line of credit consists of the following (in thousands):

	December 31,
	2002	2001
Outstanding revolver line under the GMAC Facility	$—	$5,589

(b)	Notes Payable Less Current Installments

Notes payable less current installments consist of the following (in thousands):

	December 31,
	2002	2001
Other obligations	$—	$14

On April 30, 2001, the Company entered into a secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). At the same time, Earlychildhood repaid its obligations aggregating $16.4 million under its then-existing credit facility with BNP Paribas and that facility was terminated.

The GMAC Facility includes a $25.0 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.0% at December 31, 2002) and, except as described in the following paragraph, a minimum excess availability requirement of $4.0 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21.0 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18.0 million minus the eligible portion of EPI’s inventory. As of December 31, 2002, the Company had no amounts outstanding with an available borrowing capacity of $2.7 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of December 31, 2001, the Company was in violation of one of the financial covenants under the GMAC Facility. During the first quarter of 2001, the Company entered into an amendment to the GMAC Facility, pursuant to which GMAC waived the covenant violation and reset the financial covenants. As of December 31, 2002, the Company was in compliance with the financial covenants as set forth in the GMAC facility.

(11)	Impairment Charges

As of December 31, 2001, the Company determined that the goodwill, intangible assets and property and equipment acquired in the Combination were impaired. Based on the estimated discounted cash flows related to those assets, the Company recorded an impairment charge of $29.0 million, which represented all long-lived assets acquired in the Combination. The carrying value of goodwill and intangibles related to the acquisitions of EPI and Earlychildhood NEWS was determined to not be impaired and accordingly no impairment charge was deemed necessary. After the Combination, the Company migrated its legacy Earlychildhood.com website operations to the SmarterKids.com website and abandoned the Earlychildhood.com website application and infrastructure. The Company recorded an impairment charge related to the capitalized website costs of $580,000 for the year ended December 31, 2001.

(12)	Related Party Transactions

The Company carried notes receivable from certain of its stockholders amounting to an aggregate of $139,000 as of December 31, 2001. The note was paid in full during the third quarter of 2002.

On May 5, 1999, the Company entered into a seven-year executive management agreement with William E. Simon & Sons, LLC (“WES&S”), a private investment firm and merchant bank. WES&S is an affiliate of William E. Simon & Sons Private Equity Partners, LP, an entity, which is the holder of a majority of the outstanding membership interests in Educational Simon, LLC. Educational Simon, LLC is a significant stockholder of the Company. Pursuant to the agreement, the Company paid WES&S an initial fee of $400,000 and a quarterly fee of $75,000. The initial fee was allocated between costs of the recapitalization as a reduction of the gross proceeds from the issuance of Class A membership interests and the EPI acquisition as a component of the purchase price. The quarterly fee is included in selling, general and administrative expenses in the consolidated statement of operations. The executive management agreement was terminated on April 30, 2001 as a result of the Combination. WES&S was paid $450,000 in professional fees related to the Combination.

On August 9, 2000, the Company leased its Salinas paint manufacturing facility center from a company owned by its Chief Executive Officer and another significant stockholder. The lease expires on August 5, 2005 and calls for monthly payments of $23,000.

(13)	Income Taxes

The Company is taxed as a C corporation. Prior to the Combination, Earlychildhood was a limited liability company (“LLC”) that had elected to be taxed as a partnership for federal and state income tax purposes. As an LLC taxed as a partnership, Earlychildhood’s income or loss, and deductions, were reported by its members, who were taxed on such income or loss. EPI is a C corporation and therefore is subject to federal and state income taxes. The Company’s consolidated statements of operations reflect the income tax expense based on the actual tax position of the company and its subsidiaries, Earlychildhood and EPI, in effect for the respective periods.

The following table reflects actual income taxes based on the income tax status of the Company and its subsidiaries for the respective periods (in thousands):

	For the Fiscal Years Ended December 31,
	2002	2001	2000
Federal:
Current	$237	$(73)	$441
Deferred	(369)	(5,604)	(181)

Total	$(132)	$(5,677)	$260

State:
Current	$569	$79	$47
Deferred	111	(942)	(21)

Total	$680	$(863)	$26

Total income tax expense (benefit):
Current	$806	$6	$488
Deferred	(258)	(6,546)	(202)

Total	$548	$(6,540)	$286

The Company’s actual tax expense (benefit) differs from the statutory federal income tax rate of 35% for the years ended December 31, 2002 and 2001 and 34% for the year ended December 31, 2000, as shown in the following schedule (in thousands):

	For the Fiscal Years Ended December 31,
	2002	2001	2000
Income tax expense (benefit) at statutory rate	$1,050	$(14,706)	$(1,127)
Effect of (income) loss not subject to federal taxes	—	669	1,169
State income taxes	216	(561)	17
Non-deductible amortization of goodwill	—	1,192	227
Non-deductible impairment of goodwill	—	6,972	—
Effect of change in tax status	—	(365)	—
Change in valuation allowance	(576)	—	—
Other	(142)	259	—

Actual tax expense (benefit)	$548	$(6,540)	$286

The following table displays the tax effects of temporary differences (in thousands):

	For the Fiscal Years Ended December 31,
	2002	2001	2000
Deferred tax assets:
Allowance for bad debts	$182	$230	$47
Accrued expenses	850	1,435	51
State taxes	88	10	30
Net operating loss and tax credit carry forward	6,934	6,323	—
Inventories	374	424	—
Property, equipment and intangible assets	219	543	—

	8,647	8,965	128
Less valuation allowance	(4,977)	(5,553)	—

Total deferred tax assets, net	3,670	3,412	128

Deferred tax liabilities:
Property and equipment	—	—	(66)
Inventories	—	—	(485)

Total deferred tax liabilities	—	—	(551)

Net deferred tax assets (liabilities)	$3,670	$3,412	$(423)

The valuation allowance is related to the deferred income tax assets acquired in the Combination. The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. A valuation allowance was established for the net operating loss, which, if not utilized, will generally expire between 2006 and 2020. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although the valuation allowance was related to the assets acquired in the Combination the 2002 reduction in the valuation allowance has been reflected as a reduction to income tax expense as the long-lived assets acquired in the Combination were impaired as of December 31, 2001.

Due to the nontaxable LLC status of Earlychildhood, no deferred tax assets or liabilities were established relating to the differences between book and tax basis of its assets and liabilities prior to April 30, 2001. As of April 30, 2001, the net tax basis of Earlychildhood’s assets and liabilities exceeded the net book basis by $934,000. As a result of the Combination, differences between the book and tax basis became subject to income taxes, resulting in a tax benefit of $365,000.

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

Retirement Savings Plan

Employees of the Company are eligible to participate in the Excelligence Learning Corporation 401(k) Plan (the “Plan”). The Plan is a defined contribution plan operating under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees are eligible to participate in the Plan after completing one year of service. Participants may defer up to 15% of their compensation, up to a maximum of $11,000 in 2002, as a contribution to the Plan. Participants who are 50 years or older have the option to defer an additional $1,000 in 2002. The Company matches 15% of employee contributions to the Plan up to a maximum of 6% of their compensation. The Company suspended matching participants contributions to the Plan from February through September 2002.

Participant contributions are 100% vested immediately. Employer contributions are subject to the following vesting schedule:

Year 2 of service	20%
Year 3 of service	40%
Year 4 of service	60%
Year 5 of service	100%

The Company’s expense was $30,000, $224,000 and $117,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock Options

In March 2001, the Company adopted the Excelligence Learning Corporation 2001 Stock Option and Incentive Plan pursuant to which the Company’s Board of Directors may grant stock options to key employees, directors and certain consultants of the Company. The 2001 Stock Option and Incentive Plan authorizes grants of options to purchase up to 1.3 million shares of common stock.

In March 2001, the Company adopted the Excelligence Learning Corporation 2001 Non-Employee Director Stock Option Plan pursuant to which the Company’s Board of Directors may grant stock options as an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors. The 2001 Non-Employee Director Stock Option Plan authorizes grants of options to purchase up to 300,000 shares of common stock.

Prior to the Combination, Earlychildhood recorded deferred compensation of $2.8 million as of December 31, 2000, representing the difference between the exercise price and the implied fair value of the related membership interests at the date of the grant. As a result of the Combination, all outstanding options to purchase Earlychildhood membership interests were exchanged for, and all options to purchase SmarterKids.com common stock were converted into, options to purchase the Company’s common stock. As accounted for under the purchase price allocation, the Company recorded deferred compensation of $42,000 as of May 1, 2001, representing the difference between the fair value and exercise price of unvested options to purchase SmarterKids.com common stock converted into options to purchase the Company’s common stock. Warrants to purchase SmarterKids.com common stock were cancelled in connection with the Combination.

The following table summarizes stock option activity from the date of the Combination to December 31, 2002:

	Shares In Thousands	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options issued in the Combination, April 30, 2001	610	$0.15—$12.00	$6.44
Options granted	780	$1.43—$ 3.60	$1.87
Options lapsed or cancelled	(212)	$0.15—$12.00	$10.42
Options exercised	(33)	$0.15—$ 1.07	$1.00

Options outstanding, December 31, 2001	1,145		$2.79
Options granted	296	$1.38—$ 3.60	$2.00
Options lapsed or cancelled	(162)	$0.15—$12.00	$7.05
Options exercised	(38)	$0.15—$ 0.15	$0.15

Options outstanding, December 31, 2002	1,241		$2.04

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares In Thousands	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares In Thousands	Weighted Average Exercise Price
under $1.00	147	7.6	$0.15	89	$0.15
1.01 to 2.00	810	8.8	1.40	227	1.38
2.01 to 4.00	241	8.7	3.60	81	3.59
4.01 to 11.00	5	6.5	10.67	5	10.67
over $11.00	38	7.1	12.00	29	$12.00

	1,241	8.5	$2.04	431	$2.38

The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $2.47, $2.21 and $1.09, respectively. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options
Year Ended December 31,	2002	2001	2000
Expected life (in years)	8.5	8.2	10
Risk-free interest rate	3.86%	4.40%	5.8%
Volatility	82.0%	60.0%	60.0%
Dividend yield	0.0%	0.0%	0.0%

In March 2001, the Company adopted the Excelligence Learning Corporation 2001 Employee Stock Purchase Plan that covers substantially all employees, which was amended and restated by the Company in October 2001. By contributing a percentage of their compensation, participants in the plan may elect to purchase the Company’s common stock at a 15% discount of the lower of the closing price at the beginning or end of any six-month payment period. The first six-month payment period began in March 2002.

(15)	Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments as of December 31, 2002 under operating leases are as follows (in thousands):

Operating Leases
2003	$4,708
2004	3,935
2005	2,490
2006	1,871
2007	1,533
Thereafter	1,486

$16,023

As provided in SFAS No. 13, Accounting for Leases, rental expenses for certain operating lease agreements with step rent increases are recognized on a straight-line basis over the term of the lease. Total rental expense under operating leases was $3.9 million, $4.0 million, and $2.6 million for December 31, 2002, 2001, and 2000, respectively.

As stated in Note 12, the Company leases one of its warehouse facilities from a company owned by its Chief Executive Officer and one of its other significant stockholders.

(16)	Segment Information

In fiscal year 2001, the Company operated in three segments, educational products, fundraising and consumer. During the first quarter of 2002, the Company renamed the educational products segment the Early Childhood segment and the fundraising segment became the Elementary School segment. In addition to the name changes, the consumer segment became the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. Prior year segment numbers have been restated to reflect this change. The consumer segment was created as a result of the Combination and therefore was not part of the Company until May 1, 2001. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report filed on Form 10-K. The Company’s profit measure is Adjusted EBITDA, which represents operating income (loss) adding back depreciation and amortization, stock compensation and merger and integration charges. Merger and integration charges for the year ended December 31, 2002 relate to the closure of the Company’s Needham, Massachusetts facility. This charge was primarily based on the excess of required lease payments over estimated sublease income. Adjusted EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items)

nor should it be considered as an indicator of the Company’s overall financial performance. The calculations of Adjusted EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Revenues by segment and reconciliation of operating income (loss) to Adjusted EBITDA follows (in thousands):

	December 31,
	Early Childhood			Elementary School			Consolidated
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Net revenues	$70,190	$63,000	$52,463	$30,570	$29,849	$27,937	$100,760	$92,849	$80,400

Operating income	$740	$(42,932)	$(1,931)	$2,651	$1,761	$234	$3,391	$(41,171)	$(1,697)
Depreciation and amortization	1,168	6,554	1,294	386	912	809	1,554	7,466	2,103

EBITDA	1,908	(36,378)	(637)	3,037	2,673	1,043	4,945	(33,705)	406
Stock compensation	572	565	605	—	—	—	572	565	605
Impairment charges	—	29,580	—	—	—	—	—	29,580	—
Merger integration charges	879	1,773	—	—	—	—	879	1,773	—

Adjusted EBITDA	$3,359	$(4,460)	$(32)	$3,037	$2,673	$1,043	$6,396	$(1,787)	$1,011

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment. Such inter-segment charges are based on estimates of its actual costs for such activities. Inter-segment charges amounted to $577,000, $429,000 and $120,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The segment asset information available is as follows:

	December 31,
	2002	2001
Assets
Early Childhood	$32,128	$39,424
Elementary School	18,358	16,176
Eliminations	(11,310)	(11,310)

Total	$39,176	$44,290

(17)	Quarterly Information (Unaudited)

	March 31	June 30	September 30	December 31
2002:
Revenues	$15,574	$22,091	$46,264	$16,831
Gross margin	$5,621	$8,255	$17,216	$5,190
Operating income (loss)	$(2,822)	$588	$8,450	$(2,825)
Net income (loss)	$(2,912)	$433	$5,926	$(995)
Basic net income per share	$(0.35)	$0.05	$0.71	$(0.12)
Diluted net income per share	$(0.35)	$0.05	$0.69	$(0.12)
2001:
Revenues	$13,929	$19,244	$42,220	$17,456
Gross margin	$5,598	$7,237	$16,017	$4,250
Operating income (loss)	$(2,317)	$(4,371)	$3,519	$(38,002)
Net income (loss)	$(2,231)	$(4,211)	$1,534	$(31,063)
Basic and diluted net income per share	$(0.40)	$(0.57)	$0.18	$(3.72)
2000:
Revenues	$12,503	$18,459	$36,852	$12,586
Gross margin	$4,577	$7,211	$13,441	$4,510
Operating income (loss)	$(2,152)	$(545)	$5,047	$(4,047)
Net income (loss)	$(1,941)	$(793)	$3,100	$(3,967)

Schedule II

Excelligence Learning Corporation

Valuation and Qualifying Accounts

	For the Fiscal Years Ended December 31,
	2002	2001	2000
	(in thousands)
Allowance for Doubtful Accounts:
Balance at beginning of period	$583	$353	$143
Additions charged to expense	404	699	417
Deductions (write-offs)	(508)	(469)	(207)

Balance at end of period	$479	$583	$353