Form 10-Q
period 2003-03-31
EXCELLIGENCE LEARNING CORP
filed 2003-05-09
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,523,345 shares outstanding as of May 6, 2003.

EXCELLIGENCE LEARNING CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002*
ASSETS
Current assets :
Cash and cash equivalents	$3,613	$2,713
Accounts receivable, net	5,375	5,018
Inventories	21,242	13,938
Prepaid expenses and other current assets	2,443	2,701
Deferred income taxes	1,672	1,672

Total current assets	34,345	26,042
Property and equipment, net	4,283	4,305
Deferred income taxes	2,851	1,998
Other assets	1,028	1,046
Goodwill	5,834	4,701
Other intangible assets, net	1,102	1,084

Total assets	$49,443	$39,176

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$4,395	$—
Accounts payable	10,050	3,524
Accrued expenses	4,275	4,297
Income tax payable	213	216
Other current liabilities	492	529

Total current liabilities	19,425	8,566

Redeemable common shares, 100,000 shares authorized, issued and outstanding at March 31, 2003	400	—

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,423,345 and 8,401,914 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	84	84
Additional paid-in capital	62,219	62,206
Deferred stock compensation	(1,339)	(1,482)
Accumulated deficit	(31,346)	(30,198)

Total stockholders’ equity	29,618	30,610

Total liabilities and stockholders’ equity	$49,443	$39,176

*	Derived from audited consolidated financial statements filed in the Company’s 2002 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$17,418	$15,574
Cost of goods sold	11,290	9,953

Gross profit	6,128	5,621

Operating expenses:
Selling, general and administrative	8,027	8,371
Amortization of other intangible assets	75	72

Operating loss	(1,974)	(2,822)

Other (income) expense:
Interest expense	32	102
Interest income	(5)	(12)

Loss before income taxes	(2,001)	(2,912)
Income tax benefit	853	—

Net loss	$(1,148)	$(2,912)

Net Loss Per Share Calculation:
Net loss per share—basic and diluted	$(0.14)	$(0.35)

Weighted average shares used in loss per share calculation—basic and diluted	8,471,463	8,364,260

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,148)	$(2,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	379
Provision for losses on accounts receivable	25	(10)
Equity-based compensation	143	143
Deferred income taxes	(853)	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisitions:
Accounts receivable	(382)	505
Inventories	(7,304)	(4,306)
Prepaid expenses and other current assets	258	109
Other assets	18	(12)
Accounts payable	6,526	4,105
Accrued expenses	(22)	(839)
Income tax related liabilities	(3)	—
Other current liabilities	(37)	140

Net cash used in operating activities	(2,358)	(2,698)

Cash flows from investing activities:
Purchase of property and equipment	(323)	(195)
Acquisition of Marketing Logistics, Inc.	(827)	—

Net cash used in investing activities	(1,150)	(195)

Cash flows from financing activities:
Bank overdraft	—	450
Borrowings on line of credit	12,852	19,517
Principal payments on line of credit	(8,457)	(18,683)
Principal payments on notes payable	—	(14)
Issuance of equity, net of fees	13	—

Net cash provided by financing activities	4,408	1,270

Net increase (decrease) in cash and cash equivalents	900	(1,623)
Cash and cash equivalents at beginning of period	2,713	1,623

Cash and cash equivalents at end of period	$3,613	$—

Supplemental disclosures of cash flow information:
Issuance of redeemable common shares in acquisition	$400	$—
Cash payments during the period:
Cash paid for interest	$2	$72
Cash paid for taxes	$3	$506

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) The Business

Excelligence Learning Corporation, a Delaware corporation, is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Excelligence Learning Corporation’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood LLC, a California limited liability company (“Earlychildhood”), Educational Products, Inc., a Texas corporation (“EPI”), SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”), and Marketing Logistics, Inc., a Minnesota corporation, d.b.a. Early Childhood Manufacturers’ Direct, (“ECMD”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 was derived from the audited financial statements of Excelligence Learning Corporation (together with its wholly-owned subsidiaries, the “Company”) for the fiscal year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax benefit of $853,000 for the three-month period ended March 31, 2003 and no benefit for the three-month period ended March 31, 2002. As of March 31, 2002, the Company was unable to conclude that the deferred tax assets generated as a result of its net loss would more likely than not be realized from the results of its operations. Accordingly, the Company provided a valuation allowance against such deferred tax assets.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The effects of adopting SFAS No. 143 did not have a significant impact on the Company’s financial position, results of operations or footnote disclosures.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board (APB) Opinion No. 30 have been met. In addition, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 became effective for financial statements with fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 on January 1, 2003. The Company’s future losses, if any, from the extinguishments of debt will no longer be reported as an extraordinary item but will be recorded as other expense.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by SFAS No. 146. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any exit or disposal activities during the first quarter of 2003.

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

(2) Business Combinations

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller of ECMD has a one-time opportunity, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash.

The allocation of the purchase price of $1.2 million plus transaction costs of $27,000 is summarized as follows (in thousands):

Goodwill	$1,133
Trademarks	94

Total purchase price	$1,227

In April 2001, the Company completed the combination of Earlychildhood and SmarterKids.com. In conjunction with the combination, the Company terminated certain SmarterKids.com employees and determined that an acquired lease for a facility in Needham, Massachusetts was unfavorable. As a result, liabilities of $1.5 million and $1.1 million were recorded for severance and the unfavorable lease, respectively.

In the fourth quarter of 2001, the Company approved a restructuring plan to aid in the reduction of its operating costs. Specifically, the Company closed its Needham facility in January 2002. In accordance with the plan, the closure of the Needham facility consolidated information systems and marketing functions in Monterey, California and reduced the administrative costs associated with operating an additional facility. Additional charges related to the planned closure of the Needham facility and various equipment leases that are no longer being used in the Company’s operations totaled $1.3 million and were expensed in 2001. During the fiscal year ended December 31, 2001, the Company paid $1.3million and $112,000 related to severance and Needham facility costs, respectively.

During fiscal year 2002, the Company paid $401,000 and $1.3million related to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance costs for terminations announced in 2002 and therefore was recorded as an expense in the first quarter of 2002. The remaining payments for severance related to charges taken in 2001. Also during fiscal year 2002, the Company determined that, due to a continued decline in the Needham, Massachusetts real estate market, its assumptions for sublease income should be reduced and an additional charge of $653,000 related to the unfavorable lease was expensed.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Total
Balance at December 31, 2001	$175	$2,257	$2,432
Additional 2002 charges	226	653	879
Amounts paid	(401)	(1,340)	(1,741)

Balance at December 31, 2002	—	1,570	1,570
Additional 2003 charges	—	—	—
Amounts paid	—	(251)	(251)

Balance at March 31, 2003	$—	$1,319	$1,319

(3) Unaudited Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share information for the three months ended March 31, 2003 and 2002 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2003 and 2002 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss	$(1,148)	$(2,912)

Weighted average shares used in loss per share calculation—basic and diluted	8,471,463	8,364,260

Net loss per share—basic and diluted	$(0.14)	$(0.35)

Common stock equivalents of 533,935 and 62,246 for the three months ended March 31, 2003 and 2002, respectively, have been excluded in the computation of diluted net loss per share as their effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

Equity-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The following table illustrates the effect on net income and earnings per share applying the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(1,148)	$(2,912)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	143	143
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	222	75

Pro forma net loss	$(1,227)	$(2,844)

Net loss per share:
Basic and diluted—as reported	$(0.14)	$(0.35)

Basic and diluted—pro forma	$(0.15)	$(0.34)

Shares used for basic and diluted	8,471,463	8,364,260

(4) Segment Information

The Company operates in two business segments, the Early Childhood segment and the Elementary School segment. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, Early Childhood Manufacturers’ Direct, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There were no intersegment sales. The Company’s profit measure is EBITDA, which represents operating income (loss) adding back depreciation and amortization. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Information regarding the Early Childhood and Elementary School segments and reconciliation of operating income (loss) to EBITDA (loss) is as follows (in thousands):

	Early Childhood		Elementary School		Consolidated
			Three Months Ended March 31,
	2003	2002	2003	2002	2003	2002
Net revenues	$15,501	$13,722	$1,917	$1,852	$17,418	$15,574

EBITDA:
Operating income (loss)	$(565)	$(1,629)	$(1,409)	$(1,193)	$(1,974)	$(2,822)
Depreciation and amortization	294	285	127	94	421	379

EBITDA (loss)	$(271)	$(1,344)	$(1,282)	$(1,099)	$(1,553)	$(2,443)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions for the Elementary School segment. Such intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation and amounted to $144,922 and $144,168 for the three months ended March 31, 2003 and 2002, respectively.

The segment asset information available is as follows (in thousands):

	March 31, 2003	December 31, 2002
Assets
Early Childhood	$39,215	$32,128
Elementary School	21,538	18,358
Eliminations	(11,310)	(11,310)

Total	$49,443	$39,176

(5) Goodwill and Intangibles

On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized, but should instead be tested for impairment annually at the reporting unit level.

The Company reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 in the second quarter of 2002 and determined that no additional impairment charge was necessary. The Company performs its annual impairment test required by SFAS No. 142 in the fourth quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142.

The following table identifies the major classes of intangible assets at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$933	$(689)	$840	$(649)
Customer Lists	1,410	(552)	1,410	(517)

	$2,343	$(1,241)	$2,250	$(1,166)

Total amortization expense on intangible assets was $75,000 and $72,000 for the three months ended March 31, 2003 and 2002, respectively.

The carrying amount of goodwill was $5.8 million and $4.7 million at March 31, 2003 and December 31, 2002, respectively. During the first quarter of 2003, the Company obtained $1.1 million in goodwill through its acquisition of Marketing Logistics, Inc. There was no impairment loss recorded during the three months ended March 31, 2003 and 2002.

(6) Debt

The Company has a secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.0% at March 31, 2003) and a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. As of March 31, 2003, the Company had borrowings of $4.4 million and available borrowing capacity of $3.3 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the GMAC Facility. As of March 31, 2003, the Company was in compliance with the financial covenants as set forth in the GMAC Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. Those risks and uncertainties include, but are not limited to, (1) changes in general economic and business conditions and in e-retailing, or the educational products industry in particular, (2) the impact of competition, including the development of competing proprietary products by the Company’s competitors, (3) the level of demand for the Company’s products, (4) fluctuations in the value of the U.S. dollar and (5) the Company’s inability to diversify its product offerings and expand in new and existing markets. Excelligence Learning Corporation makes these forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Investors should also refer to Item 1 —”Risk Factors” in the Company’s Annual Report on Form 10-K for a discussion of various risk factors relating to the Company’s business. Given these risks and uncertainties, we can give no assurance that any forward-looking statements, which speak only as of the date of this report, will in fact transpire and, therefore, we caution investors not to place undue reliance on them.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and parents;

•	Educational Products, Inc.’s (“EPI”) fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations;

•	Early Childhood Manufacturers’ Direct’s (“ECMD”) website and newly-created catalog to be mailed in the second quarter of 2003, through which the Company will market and sell furniture and equipment delivered directly from the manufacturer to schools and early childhood programs;

•	the SmarterKids.com website, through which the Company sells its educational products online to consumers; and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force which, as of March 31, 2003, numbered 70 people.

The Company operates in two business segments, Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, Early Childhood Manufacturers’ Direct, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

Results of Operations

Revenues

Revenues increased 11.8% to $17.4 million for the three months ended March 31, 2003, up $1.8 million from the $15.6 million recorded for the same period in 2002. The increase was primarily attributable to revenue growth of $1.8 million in the Early Childhood segment. The Early Childhood segment continues its trend of revenue growth through new product offerings, new customer solicitation and improved sales and marketing strategies. Sales in the Elementary School segment were consistent with the prior year’s quarter.

The Company’s goal in 2003 is to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its Discount School Supply catalog, increasing childhood furniture sales by expanding the operations of ECMD, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Gross Profit

Gross profit was $6.1 million for the three-month period ended March 31, 2003, a $500,000 increase over the gross profit of $5.6 million for the same period in 2002. The increase is primarily attributable to increased revenue for the period. Gross profit as a percentage of sales decreased from 36.1% for the first quarter of 2002 to 35.1% for the first quarter of 2003. The decrease in gross profit percentage was due to increased product costs and freight charges.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended March 31, 2003 and 2002 was $1.4 million and $1.3 million, respectively, or 7.9% and 8.3% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended March 31, 2003 and 2002 was $568,000 and $405,000, respectively, or 3.3% and 2.6% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $8.0 million and $8.4 million for the three months ended March 31, 2003 and 2002, respectively. The overall decrease is the result of a $607,000 reduction in the Early Childhood segment’s selling, general and administrative expenses, partially offset by an increase in the Elementary School segment’s operating expenses of $263,000.

The decrease in the Early Childhood segment’s selling, general and administrative expenses is primarily related to wages, bank fees and severance costs related to the Needham facility closure that occurred in 2002. The increase in the Elementary School segment’s selling, general and administrative expenses is the result of an increased sales force and the production of a new catalog.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $75,000 and $72,000 for the three months ended March 31, 2003 and 2002, respectively.

Interest Expense

Interest expense was $32,000 and $102,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest expense is due to the Company carrying a much lower average outstanding balance on its credit facility during the three months ended March 31, 2003 compared to the same period in 2002.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax benefit of $853,000 for the three-month period ended March 31, 2003 and no benefit for the three-month period ended March 31, 2002. As of March 31, 2002, the Company was unable to conclude that the deferred tax assets generated as a result of its net loss would more likely than not be realized from the results of its operations. Accordingly, the Company provided a valuation allowance against such deferred tax assets.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The effects of adopting SFAS No. 143 did not have a significant impact on the Company’s financial position, results of operations or footnote disclosures.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board (APB) Opinion No. 30 have been met. In addition, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 became effective for financial statements with fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 required for financial statements on January 1, 2003. The Company’s future losses, if any, from the extinguishments of debt will no longer be reported as an extraordinary item but will be recorded as other expense.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by SFAS No. 146. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any exit or disposal activities during the first quarter of 2003.

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

Liquidity and Capital Resources

The Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is the GMAC Facility. As of March 31, 2003, the Company had net working capital of $14.9 million.

During the three months ended March 31, 2003, the Company’s operating activities used $2.4 million of cash. The use of cash was primarily related to operating losses and working capital. The Company used $1.2 million in cash for investing activities during the three months ended March 31, 2003 with which the Company acquired ECMD and purchased property and equipment. The Company obtained $4.4 million in cash from financing activities, mostly from borrowings under the GMAC Facility.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (6.0% at March 31, 2003) and a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. As of March 31, 2003, the Company had borrowings of $4.4 million and available borrowing capacity of $3.3 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of March 31, 2003, the Company was in compliance with the financial covenants as set forth in the GMAC Facility.

The following summarizes the Company’s contractual obligations as of March 31, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$14,518	$4,648	$7,313	$1,673	$884

Included in non-cancelable operating leases is $1.8 million in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24-month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham, Massachusetts facility. The Company is actively seeking a subtenant for the remaining space but can offer no assurances as to when, or if, a subtenant will be found.

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

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the second quarter of and full fiscal year 2003. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in Item 1—”Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s goal in 2003 is to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its Discount School Supply catalog, increasing childhood furniture sales through expanding the operations of its acquisition of ECMD, offering new proprietary products, soliciting new customers, implementing more aggressive pricing, marketing strategies and enhancing the Company’s websites. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

For the second quarter of 2003,

•	Net revenues are expected to be between $23 and $26 million;

•	EBITDA is expected to be between a $-0- and $1 million; and

•	Operating income (loss) is expected to be between $(500,000) and $500,000.

For full fiscal year 2003,

•	Net revenues are expected to be between $100 and $115 million;

•	EBITDA is expected to be between $5 and $9 million; and

•	Operating income is expected to be between $3 and $7 million.

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized, but should instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 and its annual impairment test as of December 31, 2002. The Company’s goodwill impairment tests are based on a comparison of carrying value and fair value of its two reporting units, the Early Childhood and Elementary School segments. As of January 1, 2002 and December 31, 2002, the fair value of the Company’s reporting units exceeded their carrying value.

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

Income Taxes

The Company is taxed as a C corporation and files a consolidated tax return with its wholly-owned subsidiaries. The Company’s condensed consolidated statements of operations reflect the income tax benefit based on the actual tax position of the Company and its subsidiaries in effect for the respective periods.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of March 31, 2003, the Company had borrowings of $4.4 million and available borrowing capacity of $3.3 million under the GMAC Facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value.

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

* 99.1	Certification of Chief Executive Officer and Certification of Chief Financial Officer, in each case pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 9th day of May, 2003.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ RICHARD DELANEY
Richard Delaney Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Section 302 Certifications:

Chief Executive Officer

I, Ronald Elliott, certify that:

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

Date: May 9, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ RICHARD DELANEY
Richard Delaney Chief Financial Officer