Form 10-Q
period 2003-06-30
EXCELLIGENCE LEARNING CORP
filed 2003-08-07
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,532,798 shares outstanding as of August 6, 2003.

EXCELLIGENCE LEARNING CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$2,986	$2,713
Accounts receivable, net	9,245	5,018
Inventories	29,461	13,938
Prepaid expenses and other current assets	2,920	2,701
Deferred income taxes	1,672	1,672

Total current assets	46,284	26,042
Property and equipment, net	4,407	4,305
Deferred income taxes	2,613	1,998
Other assets	1,008	1,046
Goodwill	5,866	4,701
Other intangible assets, net	1,041	1,084

Total assets	$61,219	$39,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$10,151	$—
Accounts payable	15,989	3,524
Accrued expenses	3,662	4,297
Income tax liabilities	199	216
Other current liabilities	735	529

Total current liabilities	30,736	8,566

Redeemable common shares, 100,000 shares authorized, issued and outstanding at June 30, 2003	400	—

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,425,012 and 8,401,914 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	84	84
Additional paid-in capital	62,222	62,206
Deferred stock compensation	(1,197)	(1,482)
Accumulated deficit	(31,026)	(30,198)

Total stockholders’ equity	30,083	30,610

Total liabilities and stockholders’ equity	$61,219	$39,176

*	Derived from audited consolidated financial statements filed in the Company’s 2002 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$23,645	$22,091	$41,063	$37,665
Cost of goods sold	14,913	13,836	26,203	23,788

Gross profit	8,732	8,255	14,860	13,877

Operating expenses:
Selling, general and administrative	7,995	7,595	16,022	15,966
Amortization of other intangible assets	72	72	147	144

Operating income (loss)	665	588	(1,309)	(2,233)

Other (income) expense:
Interest expense	109	160	141	263
Interest income	(2)	(5)	(7)	(17)

Income (loss) before income taxes (benefit)	558	433	(1,443)	(2,479)
Income tax (benefit)	238	—	(615)	—

Net income (loss)	$320	$433	$(828)	$(2,479)

Net income (loss) per share calculation:
Net income (loss) per share—basic	$0.04	$0.05	$(0.10)	$(0.30)

Net income (loss) per share—diluted	$0.04	$0.05	$(0.10)	$(0.30)

Weighted average shares used in basic net income (loss) per share calculation	8,524,664	8,364,260	8,489,149	8,364,260
Weighted average shares used in diluted net income (loss) per share calculation	9,123,198	8,425,471	8,489,149	8,364,260

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(828)	$(2,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840	766
Provision for losses on accounts receivable	10	77
Equity-based compensation	285	286
Deferred income taxes	(615)	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisitions:
Accounts receivable	(4,237)	(4,229)
Inventories	(15,523)	(6,852)
Prepaid expenses and other current assets	(219)	(11)
Other assets	38	28
Accounts payable	12,465	8,258
Accrued expenses	(635)	(1,114)
Income tax liabilities	(17)	—
Other current liabilities	206	115

Net cash used in operating activities	(8,230)	(5,155)

Cash flows from investing activities:
Purchase of property and equipment	(795)	(445)
Acquisition of Marketing Logistics, Inc.	(869)	—

Net cash used in investing activities	(1,664)	(445)

Cash flows from financing activities:
Borrowings on line of credit	41,453	42,939
Principal payments on line of credit	(31,302)	(37,381)
Issuance of equity, net of fees	16	—
Principal payments on notes payable	—	(14)

Net cash provided by financing activities	10,167	5,544

Net increase (decrease) in cash and cash equivalents	273	(56)
Cash and cash equivalents at beginning of period	2,713	1,623

Cash and cash equivalents at end of period	$2,986	$1,567

Supplemental disclosures of cash flow information:
Issuance of redeemable common shares in acquisition	$400	$—
Cash payments during the period:
Cash paid for interest	$61	$166
Cash paid for taxes	$150	$527

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) The Business

Excelligence Learning Corporation, a Delaware corporation, is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Excelligence Learning Corporation’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood LLC, a California limited liability company (“Earlychildhood”), Educational Products, Inc., a Texas corporation (“EPI”), SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”), and Marketing Logistics, Inc., a Minnesota corporation, d.b.a. Early Childhood Manufacturers’ Direct (“ECMD”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 was derived from the audited financial statements of Excelligence Learning Corporation (together with its wholly-owned subsidiaries, the “Company”) for the fiscal year ended December 31, 2002. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax expense of $238,000, an income tax benefit of $615,000 for the three-month and six-month periods ended June 30, 2003, respectively, and no income tax expense or benefit for the three-month or six-month periods ended June 30, 2002. As of June 30, 2002, the Company was unable to conclude that the deferred tax assets generated as a result of its net loss for the three- and six-month periods would more likely than not be realized from the results of its operations. Accordingly, the Company provided a valuation allowance against such deferred tax assets.

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

The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123 to the Company’s stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$320	$433	$(828)	$(2,479)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	143	143	285	286
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	468	98	935	189

Pro forma net income (loss)	$(5)	$478	$(1,478)	$(2,382)

Net income (loss) per share calculation:
Net income (loss) per share—basic, as reported	$0.04	$0.05	$(0.10)	$(0.30)

Net income (loss) per share—diluted, as reported	$0.04	$0.05	$(0.10)	$(0.30)

Net income (loss) per share—basic, pro forma	$(0.00)	$0.06	$(0.17)	$(0.28)

Net income (loss) per share—diluted, pro forma	$(0.00)	$0.06	$(0.17)	$(0.28)

Weighted average shares used in income (loss) per share calculation—basic	8,524,664	8,364,260	8,489,149	8,364,260
Weighted average shares used in income (loss) per share calculation—diluted	9,123,198	8,425,471	8,489,149	8,364,260

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

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by SFAS No. 146. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any exit or disposal activities during the first six months of 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company does not have any financial instruments that fall within the scope of SFAS No. 150.

(2)	Business Combinations

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller has a one-time opportunity, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash.

The allocation of the purchase price of $1.2 million plus transaction costs of $59,000 is summarized as follows (in thousands):

Goodwill	$1,165
Trademarks	94

Total purchase price	$1,259

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

In the fourth quarter of 2001, the Company approved a restructuring plan to aid in the reduction of operating costs. Specifically, the Company closed its Needham facility in January 2002. In accordance with the plan, the closure of the Needham facility consolidated information systems and marketing functions in Monterey, California and reduced the administrative costs associated with operating an additional facility. Additional charges related to the planned closure of the Needham facility and various equipment leases that are no longer being used in the Company’s operations totaled $1.3 million and were expensed in 2001. During the fiscal year ended December 31, 2001, the Company paid $1.3 million and $112,000 related to severance and facility costs, respectively.

During fiscal year 2002, the Company paid $401,000 and $1.3 million related to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance costs for terminations announced in 2002 and therefore was recorded as an expense in the first quarter of 2002. The remaining payments for severance related to charges taken in 2001. Also during fiscal year 2002, the Company determined that, due to a continued decline in the Needham, Massachusetts real estate market, its assumptions for sublease income should be reduced and an additional charge of $653,000 related to the unfavorable lease was expensed.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Total
Balance at December 31, 2001	$175	$2,257	$2,432
Additional 2002 charges	226	653	879
Amounts paid	(401)	(1,340)	(1,741)

Balance at December 31, 2002	—	1,570	1,570
Additional 2003 charges	—	—	—
Amounts paid	—	(498)	(498)

Balance at June 30, 2003	$—	$1,072	$1,072

(3) Unaudited Basic and Diluted Net Income (Loss) Per Share

The basic and diluted net income (loss) per share information for the three and six months ended June 30, 2003 and 2002 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$320	$433	$(828)	$(2,479)

Weighted average shares used in basic income (loss) per share calculation	8,524,664	8,364,260	8,489,149	8,364,260
Weighted average shares used in diluted income (loss) per share calculation	9,123,198	8,425,471	8,489,149	8,364,260
Net income (loss) per share—basic	$0.04	$0.05	$(0.10)	$(0.30)

Net income (loss) per share—diluted	$0.04	$0.05	$(0.10)	$(0.30)

Common stock equivalents of 598,534 and 61,211 are included in the diluted weighted average shares for the three months ended June 30, 2003 and 2002, respectively. Common stock equivalents of 565,185 and 66,328 for the six months ended June 30, 2003 and 2002, respectively, have been excluded in the computation of diluted net loss per share as the effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There were no intersegment sales. The Company’s supplemental profit measure is EBITDA, which represents operating income (loss) adding back depreciation and amortization. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items), nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Information regarding the Early Childhood and Elementary School segments and reconciliation of operating income (loss) to EBITDA (loss) is as follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Net revenues	$18,905	$16,582	$4,740	$5,509	$23,645	$22,091

EBITDA:
Operating income (loss)	$1,265	$397	$(600)	$191	$665	$588
Depreciation and amortization	287	291	132	96	419	387

EBITDA (loss)	$1,552	$688	$(468)	$287	$1,084	$975

	Early Childhood		Elementary School		Consolidated
	Six Months Ended June 30,
.	2003	2002	2003	2002	2003	2002
Net revenues	$34,407	$30,304	$6,656	$7,361	$41,063	$37,665

EBITDA:
Operating income (loss)	$700	$(1,232)	$(2,009)	$(1,001)	$(1,309)	$(2,233)
Depreciation and amortization	581	577	259	189	840	766

EBITDA (loss)	$1,281	$(655)	$(1,750)	$(812)	$(469)	$(1,467)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, for the Elementary School segment. Intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation and amounted to $144,922 and $144,168 for the three months ended June 30, 2003 and 2002, respectively, and $289,844 and $288,366 for the six months ended June 30, 2003 and 2002, respectively.

The segment asset information available is as follows (in thousands):

	June 30, 2003	December 31, 2002
Assets
Early Childhood	$48,121	$32,128
Elementary School	24,408	18,358
Eliminations	(11,310)	(11,310)

Total	$61,219	$39,176

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

The Company has reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 in the second quarter of 2002 and determined that no additional impairment charge was necessary. The Company performs its annual impairment test required by SFAS No. 142 in the fourth quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142.

The following table identifies the major classes of intangible assets at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$943	$(724)	$840	$(649)
Customer lists	1,410	(588)	1,410	(517)

	$2,353	$(1,312)	$2,250	$(1,166)

Total amortization expense on intangible assets was $75,000 and $72,000 for the three months ended June 30, 2003 and 2002, respectively, and $147,000 and $144,000 for the six months ended June 30, 2003 and 2002, respectively. The carrying amount of goodwill was $5.9 million and $4.7 million at June 30, 2003 and December 31, 2002, respectively. During the six months ended June

30, 2003, the Company recorded $1.3 million in goodwill through its acquisition of Marketing Logistics, Inc. There was no impairment loss recorded during either the three or six months ended June 30, 2003 or the three or six months ended June 30, 2002.

(6) Debt

The Company has a secured credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). The GMAC Facility includes a $25 million line of credit with a maturity date of April 30, 2004, an interest rate of LIBOR plus 3.0% (5.75% at June 30, 2003) and a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. As of June 30, 2003, the Company had borrowings of $10.2 million and available borrowing capacity of $3.8 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the GMAC Facility. As of June 30, 2003, the Company was in compliance with the financial covenants as set forth in the GMAC Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. Those risks and uncertainties include, but are not limited to, (1) changes in general economic and business conditions and in e-retailing, or the educational products industry in particular, (2) the impact of competition, including the development of competing proprietary products by the Company’s competitors, (3) the level of demand for the Company’s products, (4) fluctuations in the value of the U.S. dollar and (5) the Company’s inability to diversify its product offerings and expand in new and existing markets. Excelligence Learning Corporation makes these forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Investors should also refer to Item 1—“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of various risk factors relating to the Company’s business. Given these risks and uncertainties, we can give no assurance that any forward-looking statements, which speak only as of the date of this report, will in fact transpire and, therefore, we caution investors not to place undue reliance on them.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and parents;

•	Educational Products, Inc.’s (“EPI”) fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations;

•	Early Childhood Manufacturers’ Direct’s (“ECMD”) website and newly-created catalog mailed in the second quarter of 2003, through which the Company markets and sells furniture and equipment delivered directly from the manufacturer to schools and early childhood programs;

•	the SmarterKids.com website, through which the Company sells its educational products online to consumers; and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force which, as of June 30, 2003, numbered 64 people.

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

Results of Operations

Revenues

Revenues were $23.6 million and $22.1 million for the three months ended June 30, 2003 and 2002, respectively, and $41.1 million and $37.7 million for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003, revenue increased $1.5 million, or 7.0%, over the three months ended June 30, 2002. The increase was attributable to revenue growth in the Early Childhood segment of $2.3 million, partially offset by a revenue decrease of $769,000 in the Elementary School segment. For the six months ended June 30, 2003, revenue increased $3.4 million, or 9.0%, over the six months ended June 30, 2002. The increase was attributable to revenue growth in the Early Childhood segment of $4.1 million, partially offset by a revenue decrease of $705,000 in the Elementary School segment. The decrease in the Elementary School segment is primarily the result of a greater number of customers delaying order ship dates into the third quarter than did so during the same period in 2002.

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

Gross Profit

Gross profit was $8.7 million and $8.3 million for the three months ended June 30, 2003 and 2002, respectively. The increase is primarily attributable to increased revenue for the period. Gross profit as a percentage of sales decreased from 37.4% for the second quarter of 2002 to 36.9% for the second quarter of 2003. The decrease in gross profit percentage was largely due to changes in product mix and increased freight charges.

Gross profit was $14.9 million and $13.9 million for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily attributable to increased revenue for the period. Gross profit as a percentage of sales decreased to 36.2% for the six months ended June 30, 2003 from 36.8% for the same period in 2002. The decrease in gross profit percentage was also largely due to changes in product mix and increased freight charges.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended June 30, 2003 and 2002 was $1.1 million and $1.3 million, respectively, or 4.6% and 5.7% as a percentage of sales, respectively. For the six months ended June 30, 2003 and 2002, these shipping costs totaled $2.2 million and $2.4 million, respectively, or 5.5% and 6.3% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended June 30, 2003 and 2002 was $658,000 and $506,000, respectively, or 2.8% and 2.3% as a percentage of sales, respectively. For the six months ended June 30, 2003 and 2002, these shipping costs totaled $1.2 million and $912,000, respectively, or 3.0% and 2.4% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $8.0 million and $7.6 million for the three months ended June 30, 2003 and 2002, respectively. Selling, general and administrative expenses were $16.0 million for each of the six-month periods ended June 30, 2003 and 2002.

The $400,000 increase in selling, general and administrative expenses for the three months ended June 30, 2003 over 2002 is the result of a $170,000 increase and a $229,000 increase in operating expenses in the Early Childhood and Elementary School segments, respectively. Consolidated selling, general and administrative expenses for the six months ended June 30, 2003 changed little compared to the same period in 2002. While the Elementary School segment’s selling, general and administrative expenses for the six-month period increased $492,000 in 2003 over 2002, the increase was offset by a $436,000 decrease in the Early Childhood segment’s expenses.

The decrease in the Early Childhood segment’s selling, general and administrative expenses is primarily related to wages, bank fees and severance costs related to the Needham facility closure that occurred in 2002. The increase in the Elementary School segment’s selling, general and administrative expenses is the result of an increased sales force and the production of a new catalog.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $72,000 for each of the three months ended June 30, 2003 and 2002, and $147,000 and $144,000 for the six months ended June 30, 2003 and 2002, respectively.

Interest Expense

Interest expense was $109,000 and $160,000 for the three months ended June 30, 2003 and 2002, respectively, and $141,000 and $263,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in interest expense is due to the Company carrying a much lower average outstanding balance on the GMAC Facility during 2003 compared to the same periods in 2002.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax expense of $238,000 for the three-month period ended June 30, 2003, an income tax benefit of $615,000 for the six-month period ended June 30, 2003 and no expense or benefit for either the three-month or six-month periods ended June 30, 2002. As of June 30, 2002, the Company was unable to conclude that the deferred tax assets generated as a result of its year-to-date net loss would more likely than not be realized from the results of its operations. Accordingly, the Company provided a valuation allowance against such deferred tax assets.

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

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by SFAS No. 146. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any exit or disposal activities during the first six months of 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company does not have any financial instruments that fall within the scope of SFAS No. 150.

Liquidity and Capital Resources

The Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is the GMAC Facility. As of June 30, 2003, the Company had net working capital of $15.5 million.

During the six months ended June 30, 2003, the Company’s operating activities used $8.2 million of cash. The use of cash was primarily related to operating losses and working capital. The Company used $1.7 million in cash for investing activities during the six months ended June 30, 2003 with which the Company acquired Marketing Logistics, Inc. and purchased property and equipment. The Company obtained $10.2 million in cash from financing activities, mostly from borrowings under the GMAC Facility.

The GMAC Facility includes a $25 million line of credit with a maturity of April 30, 2004, an interest rate of LIBOR plus 3.0% (5.75% at June 30, 2003) and a minimum excess availability requirement of $4 million at all times, which effectively limits the Company’s borrowing capacity to a maximum of $21 million. The GMAC Facility has a credit limit at any time of an amount equal to the sum of 80% of the aggregate face amount of eligible accounts receivable plus the lowest of (i) 50% of the Company’s inventory; (ii) 85% times net liquidation percentage of inventory (the liquidation percentage is periodically set by the lender); or (iii) the result of $18 million minus the eligible portion of EPI’s inventory. As of June 30, 2003, the Company had borrowings of $10.2 million and available borrowing capacity of $3.8 million under the GMAC Facility.

The GMAC Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures during the term of the facility. As of June 30, 2003, the Company was in compliance with the financial covenants as set forth in the GMAC Facility.

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

The following summarizes the Company’s contractual obligations as of June 30, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Revolving line of credit	$10,151	$10,151	$—	$—	$—
Operating lease obligations	13,615	4,460	7,056	1,336	763

Total	$23,766	$14,611	$7,056	$1,336	$763

Included in non-cancelable operating leases is $1.5 million in future cash requirements related to the abandonment of the Needham, Massachusetts facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24-month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham facility. Additionally, on May 30, 2003, the Company signed a 14-month lease agreement to sublease 48.5%, or 19,000 square feet, of the Needham facility. The Company is actively seeking a subtenant for the remaining space but can offer no assurances as to when, or if, a subtenant will be found.

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the second quarter of and full fiscal year 2003. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in Item 1—“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s goal in 2003 is to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its Discount School Supply catalog, increasing childhood furniture sales through expanding the operations of ECMD, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Third Quarter 2003 Expectations:

•	Net revenues are expected to be between $47 and $52 million;

•	EBITDA is expected to be between a $8.5 and $10.5 million; and

•	Operating income is expected to be between $8 and $10 million.

Revised Full Year 2003 Expectations:

•	Net revenues are expected to be between $105 and $115 million;

•	EBITDA is expected to be between $6 and $10 million; and

•	Operating income is expected to be between $4 and $8 million.

EBITDA, which the Company believes is a meaningful supplemental measurement of its operating performance, is calculated by adding back to operating income (loss): depreciation and amortization. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The

Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 45% to 50% of the Early Childhood and Elementary School segments’ consolidated annual sales are generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of June 30, 2003, the Company had borrowings of $10.2 million and available borrowing capacity of $3.8 million under the GMAC Facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the GMAC Facility is expected to approximate its carrying value.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company submitted to stockholder vote and its stockholders approved the following items at the Company’s Annual Meeting of Stockholders held on May 22, 2003.

a)	Election of two directors for additional three-year terms:

Name	Votes For	Withheld Authority
Ron Elliott	7,244,384	1,329
Dean DeBiase	7,242,676	3,037

In addition to the two directors listed above, the terms of the following six directors continued after the meeting: Al Noyes, Dr. Louis Casagrande, Richard Delaney, Scott Graves, Michael Kolowich and Robert MacDonald. However, as previously reported by the Company, at a meeting of the Board of Directors held after the annual meeting, Mr. Kolowich resigned from the Board for reasons related to other business and personal time commitments.

b)	Approval of the Company’s Amended and Restated 2001 Stock Option and Incentive Plan by a vote of 5,895,548 “for,” 30,902 “against,” 1,416 abstentions, and a 1,317,847 broker non-vote.

c)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 by a vote of 7,230,114 “for,” 11,525 “against,” and 4,074 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

* 10.1 Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant.

* 10.2 Amendment to Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant.

* 31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Form 8-K.

On May 7, 2003, the Company filed a report on Form 8-K with the Commission attaching a press release announcing its earnings for the quarter ended March 31, 2003.

On May 23, 2003, the Company field a report on Form 8-K with the Commission attaching a press release announcing that (i) Robert MacDonald had been elected to serve as Chairman of the Board of Directors, (ii) Chief Executive Officer Ronald Elliott and Dean DeBiase had been re-elected to the Board of Directors and (iii) Michael Kolowich had resigned from the Board of Directors.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Monterey, California on the 7th day of August, 2003.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ RICHARD DELANEY
Richard Delaney Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)