Form 10-Q
period 2003-09-30
EXCELLIGENCE LEARNING CORP
filed 2003-11-07
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,580,248 shares outstanding as of November 5, 2003.

EXCELLIGENCE LEARNING CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$3,493	$2,713
Accounts receivable, net	15,912	5,018
Inventories	15,302	13,938
Prepaid expenses and other current assets	3,285	2,701
Deferred income taxes	1,511	1,672

Total current assets	39,503	26,042
Property and equipment, net	4,289	4,305
Deferred income taxes	3,851	1,998
Other assets	846	1,046
Goodwill	5,878	4,701
Other intangible assets, net	980	1,084

Total assets	$55,347	$39,176

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,378	$3,524
Accrued expenses	3,947	4,297
Income tax liabilities	1,965	216
Other current liabilities	535	529

Total current liabilities	16,825	8,566
Redeemable common shares, 100,000 shares authorized, issued and outstanding at September 30, 2003	400	—

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,480,248 and 8,401,914 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	85	84
Additional paid-in capital	62,274	62,206
Deferred stock compensation	(1,059)	(1,482)
Accumulated deficit	(23,178)	(30,198)

Total stockholders’ equity	38,122	30,610

Total liabilities, redeemable securities and stockholders’ equity	$55,347	$39,176

*	Derived from audited consolidated financial statements filed in the Company’s 2002 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$50,951	$46,264	$92,014	$83,929
Cost of goods sold	32,297	29,048	58,500	52,836

Gross profit	18,654	17,216	33,514	31,093

Operating expenses:
Selling, general and administrative	9,711	8,694	25,733	24,659
Amortization of other intangible assets	71	72	218	216

Operating income	8,872	8,450	7,563	6,218

Other (income) expense:
Interest expense	116	137	257	401
Interest income	(2)	(7)	(9)	(24)
Debt extinguishment and other (income)	216	(1)	216	(1)

Income before income taxes	8,542	8,321	7,099	5,842
Income tax	694	2,395	79	2,395

Net income	$7,848	$5,926	$7,020	$3,447

Net income per share calculation:
Net income per share – basic	$0.92	$0.71	$0.83	$0.41

Net income per share – diluted	$0.84	$0.69	$0.77	$0.40

Weighted average shares used in basic net income per share calculation	8,545,683	8,367,073	8,508,321	8,365,208
Weighted average shares used in diluted net income per share calculation	9,300,615	8,560,457	9,119,281	8,534,951

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,020	$3,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,272	1,165
Provision for losses on accounts receivable	197	206
Equity-based compensation	423	429
Deferred income taxes	(1,692)	2,395
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	(11,091)	(9,546)
Inventories	(1,364)	4,799
Prepaid expenses and other current assets	(584)	263
Other assets	200	51
Accounts payable	6,854	6,440
Accrued expenses	(350)	(659)
Income tax related liabilities	1,749	—
Other current liabilities	6	71

Net cash provided by operating activities	2,640	9,061

Cash flows from investing activities:
Purchase of property and equipment	(1,038)	(789)
Receivable from related party	—	139
Acquisition of Marketing Logistics, Inc.	(891)	—

Net cash used in investing activities	(1,929)	(650)

Cash flows from financing activities:
Borrowings on line of credit	72,671	78,229
Principal payments on line of credit	(72,671)	(83,818)
Issuance of equity, net of fees	69	8
Principal payments on notes payable	—	(14)

Net cash provided by (used in) financing activities	69	(5,595)

Net increase in cash and cash equivalents	780	2,816
Cash and cash equivalents at beginning of period	2,713	1,623

Cash and cash equivalents at end of period	$3,493	$4,439

Supplemental disclosures of cash flow information:
Issuance of redeemable common shares in acquisition	$400	$—

Cash payments during the period:
Cash paid for interest	$257	$314

Cash paid for taxes	$179	$548

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 was derived from the audited consolidated financial statements of Excelligence Learning Corporation (together with its wholly-owned subsidiaries, the “Company”) for the fiscal year ended December 31, 2002. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 45% to 50% of the Company’s consolidated annual sales are generated in the third calendar quarter. The working capital needs of the Company are greatest in the second calendar quarter as inventory levels are increased to meet seasonal demands.

Income Taxes

The Company is taxed as a C corporation. The Company has recorded an income tax expense of $694,000 and $79,000 for the three and nine months ended September 30, 2003, respectively, and an income tax expense of $2.4 million for each of the three and nine months ended September 30, 2002. During the third quarter of 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. The decrease in the Company’s deferred tax asset valuation allowance reduced by $3.0 million the Company’s expected provision for income tax expense of $3.7 million and $3.1 million for the three and nine months ended September 30, 2003, respectively.

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

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amended SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123 to the Company’s stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$7,848	$5,926	$7,020	$3,447
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	138	143	423	429
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	456	142	1,363	401

Pro forma net income	$7,530	$5,927	$6,080	$3,475

Net income per share calculation:
Net income per share – basic, as reported	$0.92	$0.71	$0.83	$0.41

Net income per share – diluted, as reported	$0.84	$0.69	$0.77	$0.40

Net income per share – basic, pro forma	$0.88	$0.71	$0.71	$0.42

Net income per share – diluted, pro forma	$0.81	$0.69	$0.67	$0.41

Weighted average shares used in income per share calculation - basic	8,545,683	8,367,073	8,508,321	8,365,208
Weighted average shares used in income per share calculation - diluted	9,300,615	8,560,457	9,119,281	8,534,951

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 became effective for financial statements issued for fiscal years beginning after June 15, 2002. The effects of adopting SFAS No. 143 did not have an impact on the Company’s financial position, results of operations or footnote disclosures.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board (APB) Opinion No. 30 have been met. In addition, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 became effective for financial statements with fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 on January 1, 2003 and, accordingly, recorded a loss on extinguishment of debt of $216,000 as other expense during the three and nine months ended September 30, 2003. Furthermore, any future losses from extinguishments of debt will be recorded as other expense.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by SFAS No. 146. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any exit or disposal activities during the first nine months of 2003.

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

The allocation of the purchase price of $1.2 million plus transaction costs of $71,000 is summarized as follows (in thousands):

Goodwill	$1,177
Trademarks	94

Total purchase price	$1,271

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

During the nine months ended September 30, 2003, the Company paid $749,000 related to Needham facility costs.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility (a)	Total
Balance at December 31, 2001	$175	$2,257	$2,432
Additional 2002 charges	226	653	879
Amounts paid	(401)	(1,340)	(1,741)

Balance at December 31, 2002	—	1,570	1,570
Additional 2003 charges	—	—	—
Amounts paid	—	(749)	(749)

Balance at September 30, 2003	$—	$821	$821

(a)	The liability related to the Needham facility lease has been determined based on the actual payments remaining over the life of the lease, net of estimated sublease income. The Company has entered into two sublease agreements collectively covering approximately 74% of the facility through the remaining term of the lease. The Company is actively seeking a subtenant for the remaining space, but can offer no assurances as to when, or if, a subtenant will be found.

(3) Unaudited Basic and Diluted Net Income Per Share

The basic and diluted net income per share information for the three and nine months ended September 30, 2003 and 2002 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$7,848	$5,926	$7,020	$3,447

Weighted average shares used in basic income per share calculation	8,545,683	8,367,073	8,508,321	8,365,208
Weighted average shares used in diluted income per share calculation	9,300,615	8,560,457	9,119,281	8,534,951

Net income per share – basic	$0.92	$0.71	$0.83	$0.41

Net income per share – diluted	$0.84	$0.69	$0.77	$0.40

Common stock equivalents of 754,932 and 193,384 are included in the diluted weighted average shares for the three months ended September 30, 2003 and 2002, respectively. Common stock equivalents of 610,960 and 169,743 are included in the diluted weighted average shares for the nine months ended September 30, 2003 and 2002, respectively. Common equivalent shares consist of shares issuable upon the exercise of stock options.

(4) Segment Information

The Company operates in two business segments, the Early Childhood segment and the Elementary School segment. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, ECMD, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in first through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There were no intersegment sales. The Company’s supplemental profit measure is EBITDA, a non-GAAP financial measure which represents net income (loss) adding back, net interest, income taxes, depreciation and amortization. EBITDA is presented because the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication of the Company’s ability to service debt and fund future capital expenditure requirements. The Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Information regarding the Early Childhood and Elementary School segments and reconciliation of net income (loss) to EBITDA is as follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Net revenues	$28,171	$24,942	$22,780	$21,322	$50,951	$46,264

EBITDA:
Net income	$4,729	$136	$3,119	$5,790	$7,848	$5,926
Net interest	114	134	—	(4)	114	130
Income taxes	(1,678)	2,395	2,372	—	694	2,395
Depreciation and amortization	288	301	144	99	432	400

EBITDA	$3,453	$2,966	$5,635	$5,885	$9,088	$8,851

	Early Childhood		Elementary School		Consolidated
	Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Net revenues	$62,578	$55,246	$29,436	$28,683	$92,014	$83,929

EBITDA:
Net income (loss)	$5,053	$(1,354)	$1,967	$4,801	$7,020	$3,447
Net interest	248	391	—	(14)	248	377
Income taxes	(1,437)	2,395	1,516	—	79	2,395
Depreciation and amortization	869	877	403	288	1,272	1,165

EBITDA	$4,733	$2,309	$3,886	$5,075	$8,619	$7,384

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, for the Elementary School segment. Intersegment charges are based on estimates of actual costs for such activities. Intersegment charges have been eliminated in consolidation and amounted to $144,922 and $144,168 for the three months ended September 30, 2003 and 2002, respectively, and $434,765 and $432,504 for the nine months ended September 30, 2003 and 2002, respectively.

The segment asset information available is as follows (in thousands):

	September 30, 2003	December 31, 2002
Assets
Early Childhood	$41,869	$32,128
Elementary School	24,788	18,358
Eliminations	(11,310)	(11,310)

Total	$55,347	$39,176

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

The following table identifies the major classes of intangible assets at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(760)	$840	$(649)
Customer lists	1,410	(623)	1,410	(517)

	$2,363	$(1,383)	$2,250	$(1,166)

Total amortization expense on intangible assets was $71,000 and $72,000 for the three months ended September 30, 2003 and 2002, respectively, and $217,000 and $216,000 for the nine months ended September 30, 2003 and 2002, respectively. The carrying amount of goodwill was $5.9 million and $4.7 million at September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003, the Company recorded $1.2 million in goodwill through its acquisition of Marketing Logistics, Inc. There was no impairment loss recorded during either the three or nine months ended September 30, 2003 or the three or nine months ended September 30, 2002.

(6) Debt

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (2.87% at September 30, 2003). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.12% at September 30, 2003). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of September 30, 2003, the Company had no borrowings and available credit of $20.0 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of September 30, 2003, the Company was in compliance with the financial covenants as set forth in the Bank of America Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties that could significantly affect anticipated results in the future. Those risks and uncertainties include, but are not limited to, (1) changes in general economic and business conditions and in e-retailing, or the educational products industry in particular, (2) the impact of competition, including the development of competing proprietary products by the Company’s competitors, (3) the level of demand for the Company’s products, (4) fluctuations in the value of the U.S. dollar and (5) the Company’s inability to diversify its product offerings and expand in new and existing markets. Excelligence Learning Corporation makes these forward-looking statements under the provision of the “Safe

Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Investors should also refer to Item 1 —“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of various risk factors relating to the Company’s business. Given these risks and uncertainties, we can give no assurance that any forward-looking statements, which speak only as of the date of this report, will in fact transpire and, therefore, we caution investors not to place undue reliance on them.

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

All of the foregoing is supported by a national sales force which, as of September 30, 2003, numbered 51 people.

The Company operates in two business segments, Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, ECMD, and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

Results of Operations

Revenues

Revenues were $51.0 million and $46.3 million for the three months ended September 30, 2003 and 2002, respectively, and $92.0 million and $83.9 million for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, revenues increased $4.7 million, or 10.1%, over the three months ended September 30, 2002. The increase was attributable to revenue growth of $3.2 million in the Early Childhood segment and $1.5 million in the Elementary School segment. For the nine months ended September 30, 2003, revenues increased $8.1 million, or 9.6%, over the nine months ended September 30, 2002. The increase was attributable to revenue growth of $7.3 million in the Early Childhood segment and an increase of $753,000 in the Elementary School segment. The increase in the Early Childhood segment was achieved through new product offerings, new customer solicitation and improved sales and marketing strategies.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. The Company’s ability to realize growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Gross Profit

Gross profit was $18.7 million and $17.2 million for the three months ended September 30, 2003 and 2002, respectively. The increase is primarily attributable to increased revenues for the period. Gross profit as a percentage of sales decreased from 37.2% for the third quarter of 2002 to 36.6% for the third quarter of 2003. The decrease in gross profit percentage was largely due to changes in product mix and increased inbound freight charges.

Gross profit was $33.5 million and $31.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily attributable to increased revenue for the period. Gross profit as a percentage of sales decreased to 36.4% for the nine months ended September 30, 2003 from 37.0% for the same period in 2002. The decrease in gross profit percentage was also largely due to changes in product mix and increased inbound freight charges.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended September 30, 2003 and 2002 was $2.6 million and $2.5 million, respectively, or 5.2% and 5.4% as a percentage of sales, respectively. For the nine months ended September 30, 2003 and 2002, these shipping costs totaled $5.3 million and $5.2 million, respectively, or 5.8% and 6.2% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended September 30, 2003 and 2002 was $1.2 million and $796,000, respectively, or 2.4% and 1.7% as a percentage of sales, respectively. For the nine months ended September 30, 2003 and 2002, these shipping costs totaled $2.4 million and $1.7 million, respectively, or 2.6% and 2.0% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $9.7 million and $8.7 million for the three months ended September 30, 2003 and 2002, respectively. Selling, general and administrative expenses were $25.7 million and $24.7 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

The $1.0 million increase in selling, general and administrative expenses for the three months ended September 30, 2003 over the same period in 2002 was the result of an increase in operating expenses of $632,000 and $385,000 in the Early Childhood and Elementary School segments, respectively. The $1.0 million increase in selling, general and administrative expenses for the nine months ended September 30, 2003 over the same period in 2002 is attributable to increases of $195,000 in the Early Childhood segment and $877,000 in the Elementary School segment. The increases in the Early Childhood segments for the three and nine months ended September 30, 2003 are primarily related to the costs associated with introducing a new catalog initiative as well as increased wages and insurance costs. The increases in the Elementary School segment for the three and nine months ended September 30, 2003 are primarily related to increase in wages related to an increase in the number of sales representatives over the same periods in prior years, increased temporary help hired for the back to school season and increased insurance costs.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $71,000 and $72,000 for the three months ended September 30, 2003 and 2002, respectively, and $218,000 and $216,000 for the nine months ended September 30, 2003 and 2002, respectively.

Interest Expense

Interest expense was $114,000 and $130,000 for the three months ended September 30, 2003 and 2002, respectively, and $248,000 and $377,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in interest expense is due to more favorable interest rates and the Company carrying a lower average outstanding balance on its GMAC Facility during 2003 compared to the same periods in 2002.

Income Taxes

The Company is taxed as a C corporation. The Company has recorded an income tax expense of $694,000 and $79,000 for the three and nine months ended September 30, 2003, respectively, and an income tax expense of $2.4 million for each of the three and nine months ended September 30, 2002. During the third quarter of 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. The decrease in the Company’s deferred tax asset valuation allowance reduced by $3.0 million the Company’s expected provision for income tax expense of $3.7 million and $3.1 million for the three and nine months ended September 30, 2003, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 became effective for financial statements issued for fiscal years beginning after June 15, 2002. The effects of adopting SFAS No. 143 did not have an impact on the Company’s financial position, results of operations or footnote disclosures.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board (APB) Opinion No. 30 have been met. In addition, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 became effective for financial statements with fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 on January 1, 2003 and, accordingly, recorded a loss on extinguishment of debt of $216,000 as other expense during the three and nine months ended September 30, 2003. Furthermore, any future losses from extinguishments of debt will be recorded as other expense.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by SFAS No. 146. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any exit or disposal activities during the first nine months of 2003.

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

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity through September 29, 2003 was the GMAC Facility. Going forward, the primary source of the Company’s liquidity will be the Bank of America Facility. As of September 30, 2003, the Company had net working capital of $22.7 million.

During the nine months ended September 30, 2003, the Company’s operating activities provided $2.6 million of cash. The increase in cash was primarily related to operating income and working capital. The Company used $1.9 million in cash for investing activities during the nine months ended September 30, 2003 with which the Company acquired Marketing Logistics, Inc. and purchased property and equipment. The Company obtained $69,000 in cash from financing activities through issuance of common stock.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (2.87% at September 30, 2003). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.12% at September 30, 2003). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of September 30, 2003, the Company had no borrowings and available credit of $20.0 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of September 30, 2003, the Company was in compliance with the financial covenants as set forth in the Bank of America Facility.

Management believes that availability of cash under the Bank of America Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. The Company’s ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under the Bank of America Facility depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

The following summarizes the Company’s contractual obligations as of September 30, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$12,464	$4,262	$6,404	$1,155	$643

Included in non-cancelable operating leases is $1.2 million in future cash requirements related to the abandonment of the Needham, Massachusetts facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24-month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham facility. Additionally, on May 30, 2003, the Company signed a 14-month lease agreement to sublease 48.5%, or 19,000 square feet, of the Needham facility. The Company is actively seeking a subtenant for the remaining space but can offer no assurances as to when, or if, a subtenant will be found.

Business Outlook

The following forward-looking statements reflect the Company’s revised expectations for the full fiscal year 2003. Actual results may differ materially given the potential changes in general economic conditions and the various other risks discussed in Item 1—“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revised Full Year 2003 Expectations:

•	Net revenues are expected to be between $108 and $112 million;

•	EBITDA is expected to be between $6 and $8 million; and

•	Operating income is expected to be between $4 and $6 million.

EBITDA, a non-GAAP financial measure which the Company believes is a meaningful supplemental measure of its operating performance, is calculated by adding back to net income (loss): net interest, income taxes, depreciation and amortization. EBITDA is presented because the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication of the Company’s ability to service debt and fund future capital expenditure requirements. The Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Information regarding the Early Childhood and Elementary School segments and reconciliation of net income (loss) to EBITDA appears in Note (4) to the Company’s condensed consolidated financial statements, which begins on page 7 of this quarterly report on Form 10-Q.

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

Revenue Recognition and Accounts Receivable Valuation

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized, but should instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 and its annual impairment test as of December 31, 2002. The Company’s goodwill impairment tests were based on a comparison of carrying value and fair value of its two reporting units, the Early Childhood and Elementary School segments. As of January 1, 2002 and December 31, 2002, the fair value of the Company’s reporting units exceeded their carrying value.

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

Income Taxes

The Company is taxed as a C corporation and files a consolidated tax return with its wholly-owned subsidiaries. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries in effect for the respective periods.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of September 30, 2003, the Company had no borrowings and available borrowing capacity of $20.0 million under the Bank of America Facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits.

*10.1 Amendment No. 1 to Business Loan Agreement, dated as of October 28, 2003, between Bank of America, N.A. and Excelligence Learning Corporation, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc., and Colorations, Inc.

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

(b) Reports on Form 8-K.

On August 7, 2003, the Company reported the announcement of its earnings for the quarter ended June 30, 2003 on Form 8-K under Item 12, attaching the related press release issued by the Company.

On September 29, 2003, the Company reported on Form 8-K under Item 9 the Company’s entry into a $20.0 million credit facility with Bank of America, N.A., which replaced the Company’s credit facility with GMAC Business Credit, LLC.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003	EXCELLIGENCE LEARNING CORPORATION

	By:	/s/ Richard Delaney
Richard Delaney
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)