Form 10-K
period 2003-12-31
EXCELLIGENCE LEARNING CORP
filed 2004-03-05
CIK 1130950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 14(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-32613

EXCELLIGENCE LEARNING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0559897
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2 Lower Ragsdale Drive
Monterey, CA	93940
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 333-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices of the common stock on The Nasdaq SmallCap Market of $5.20 on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15,696,990. As of March 1, 2004, there were 8,709,173 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s 2003 fiscal year are incorporated by reference in Part III hereof.

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation, competition, integration of acquired businesses (including ECMD), enhancement of the Company’s technology and protection of the Company’s intellectual property. As such, actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The Company has based its forward-looking statements on current expectations and projections about future events and assumes no obligation to update publicly any forward-looking information that may be made by or on behalf of the Company in this Annual Report on Form 10-K or otherwise, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so.

When used in this Annual Report on Form 10-K and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in Item 1 under “Risk Factors.”

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

The principal assets of Excelligence Learning Corporation (“Excelligence” or the “Company”) are the membership interests of Earlychildhood and the shares of SmarterKids.com owned by Excelligence. Earlychildhood and SmarterKids.com, directly or indirectly through their subsidiaries, hold substantially all of the assets of Excelligence’s business. As more fully described herein, the Company’s Early Childhood segment is conducted through Earlychildhood, SmarterKids.com, and Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers Direct (“ECMD”), and its Elementary School segment is conducted through Educational Products, Inc. (“EPI”), a Texas corporation and a wholly-owned subsidiary of Earlychildhood.

The following discussion relates to the businesses of Excelligence, which are comprised of the businesses conducted by Earlychildhood, SmarterKids.com and ECMD. For convenience, the terms “Company,” “Excelligence,” “we,” “our” and “us” are used in this report to refer to Excelligence and its subsidiaries collectively, unless the context requires these terms to refer to Excelligence individually.

Corporate Website

The Company makes available its quarterly, annual and other periodic and current reports required by the Securities and Exchange Commission (the “Commission”) on its corporate website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at www.excelligencelearning.com as soon as reasonably practicable after the reports are electronically filed with the Commission.

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

During fiscal year 2003, the Company operated in two business segments, Early Childhood and Elementary School, each of which is described below. Financial information, including revenues from external customers, a measure of profit or loss and total assets, for each segment of the Company during 2003 is contained in the financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1, which are incorporated herein by reference.

Early Childhood Segment.    The Company’s Early Childhood segment includes the brand names Discount School Supply (“DSS”), ECMD, Earlychildhood NEWS and SmarterKids.com. Through its Early Childhood segment, the Company develops, markets and sells educational products through multiple distribution channels to early childhood professionals and parents. Through this segment, the Company also provides information to teachers and other education professionals regarding the development of children from infancy through age eight.

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

The Discount School Supply catalog has been the Company’s primary vehicle for customer acquisition and sales in its Early Childhood segment. The Discount School Supply catalog is distributed three times annually to a growing customer base of education professionals, schools and parents. A refresher version of each of these catalogs is typically distributed 45 to 75 days after the initial distribution. The distribution of three catalogs enables the Company to adjust pricing and product strategies faster than competitors that distribute catalogs less frequently. Included within the catalogs are projects and curriculum ideas for using Discount School Supply products that are targeted to assist customers in educating children and in fostering their learning process. This educational content enables the Company to position the Discount School Supply catalog not only as a sales tool, but also as a learning resource for education professionals, teachers and parents. It also supports an extended useful life for the catalog that competing catalogs that only sell products may not be able to attain. In the fiscal year ended December 31, 2003, the Company distributed over 2.6 million Discount School Supply catalogs.

The Company has warehouses located across the United States in order to optimize shipping and delivery efficiencies and to permit delivery of an order from the Discount School Supply catalog within two business days to over 90% of its customers. See “Item 2. Properties.” During fiscal year 2003, the Company achieved a greater than 98% success rate in shipping orders that were placed by 2:00 p.m., customer’s local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a consistent competitive differentiator.

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller had a one-time opportunity, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash. Prior to the filing of this report, the exercise period expired and the shares were not redeemed.

ECMD added a complementary business of early childhood furniture and equipment sales. At the time of its acquisition, ECMD was an internet-only business. However, because of the Company’s focus on catalog sales, in addition to rebuilding ECMD’s website, it has created an ECMD catalog for distribution to a customer base of early childhood professionals.

Earlychildhood NEWS is the Company’s award-winning print and web-based magazine focused on the growth and development of children from infancy through age eight. Earlychildhood NEWS offers information, curriculum and educational programs primarily to teachers and is published in print form six times annually. The most recently published version was mailed to approximately 53,000 readers. Earlychildhood NEWS is also published continuously online at www.earlychildhoodnews.com and is available to early childhood professionals free of charge. Readers of Earlychildhood NEWS online may participate in sharing boards, browse a reading room of selected articles and ask questions which are answered by early childhood experts, pediatricians and child psychologists. The objective of Earlychildhood NEWS is to bring teachers together to share information, ideas and products.

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

In 2003, Earlychildhood NEWS introduced Teacher QuickSourceSM, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure. This free resource enables teachers to quickly link specific Head Start assessment goals to daily activities and the products required to do them. In reverse, teachers can connect an activity to a specific Head Start goal and appropriate developmental skill. Teacher QuickSourceSM further demonstrates the Company’s effort to be a valuable resource for educational information and products.

SmarterKids.com is the Early Childhood segment’s channel for distribution directly to consumers. As such, certain products offered in the Discount School Supply catalog may be purchased on the SmarterKids.com website. Because the Company is focused on education, many of the products offered on the SmarterKids.com website often may not be found on websites that offer children’s products more generally.

Elementary School Segment.    The Company’s Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade, to elementary schools, teachers and other education organizations. Those parties then resell these products either as a fundraising device for the benefit of a particular school, student program or other community organization, or as a service project to the school.

Through its Elementary School segment, the Company offers products and programs to support several different fundraising alternatives, including traditional sales programs of gift-wrap or candy and its Company-developed product called SchoolWrapPacs®. SchoolWrapPacs® are school supply sets individually packaged to the specifications of teachers in each grade and are designed to meet the needs of their classrooms. The Company primarily sells SchoolWrapPacs® to parent teacher organizations, or PTOs, which then resell the product to parents as a fundraising activity or as a service to the school. This program can provide parents and teachers with a convenient and cost-effective way to purchase school supplies, while simultaneously supporting the school’s fundraising efforts. During the 2003 back-to-school season, the Company sold approximately 899,000 SchoolWrapPacs®, which generated approximately 79% of the Elementary School segment’s sales for the fiscal year ended December 31, 2003.

Industry Overview

The Company’s business is concentrated in the educational products industry. The educational products industry consists of the sale of educational school supplies (excluding textbooks), furniture and equipment to school districts, individual schools, childcare programs and teachers who purchase products for school and classroom use.

The size of the preschool and elementary school-age population and levels of student enrollment fundamentally drive the demand for educational products. Figures released by the U.S. Department of Education indicate that the preprimary school-age population (consisting of children ages three to five) is expected to be approximately 11.6 million by 2007. According to a June 2003 report by the U.S. Department of Health and Human Services, 69% of children aged 0-5 years are in some type of non-parental care. According to the National Center for Education Statistics, preprimary education (consisting of nursery and kindergarten schools) is growing substantially. An important feature of this growth is the number of children attending full-day programs.

For example, in 2001, about 52% of children attending preprimary schools attended all day, compared to only 38% in 1991. The U.S. Department of Education also estimates that enrollment in kindergarten through eighth grade will be 37.3 million by 2007. The Company believes that, given the size of the preschool and elementary school-age populations and levels of student enrollment, as well as the increasing length of the preprimary school day, the educational products industry will continue to experience significant demand in coming years.

One of the significant drivers of enrollment of children in early childhood care and education programs is the increasing number of parents in the workforce. According to the National Child Care Information Center (NCCIC), only 7% of families in the U.S. are two-parent families in which one parent works outside the home and the other stays at home to care for the children. In 2000, 65% of women with children younger than six years old were working outside the home. The Bureau of Labor Statistics (BLS) projects that women will represent 48% of the total workforce by 2007, compared to 46.5% in 2000. Further, the BLS projects that parents will comprise 85% of the total labor force by 2010. The Company believes that this trend also indicates that the educational products industry will continue to experience significant demand in coming years.

The demand for educational products is also driven by expenditures on childcare services. Both state and federal funding support childcare and early childhood education initiatives. The U.S. Department of Education reports that President George W. Bush’s “No Child Left Behind Act” continues to emphasize spending on K-12 education. Omnibus Bill 65-28, approved by the U.S. Senate on January 22, 2004, provides $55.7 billion in discretionary spending for the U.S. Department of Education in fiscal year 2004, an increase of $2.5 billion, or 5.6%, over the 2003 budget, representing the largest dollar increase for any domestic agency. The 2004 spending package builds on the substantial federal investment in education over the past six years, with discretionary appropriations rising from $23 billion in fiscal year 1996 to $49.9 billion in fiscal year 2002, an increase of 117%. The 2004 budget request includes $12.4 billion for Title 1 grants, an increase of $1 billion, or 9%, over the 2003 request. It also includes over $1 billion for Reading First state grants, an increase of $50 million, or 5%, over the 2003 request, to support comprehensive reading programs for children in grades K-3; and $100 million for Early Reading First, an increase of $25 million, or 33%, for the pre-school component of the Reading First initiative. The 2004 budget increases funding for the No Child Left Behind Act to $22.5 billion. In addition to government spending, early childhood education is supported by tuition and other spending by parents. According to an study by the National Child Care Association (NCCA) reviewing both government and private expenditures, Americans spent $38 billion in 2001 on licensed child care programs and were projected to spend $41 billion in 2002.

The Company acknowledges that budgeted spending by state and federal governments or agencies are only planned and may not ultimately become real expenditures, and that most states are currently reporting challenging economic climates and deficits. According to The Fiscal Survey of States, the biannual report of the National Governors Association and the National Association of State Budget Offices, for the past two years, states have been able to raise overall spending only by small amounts, on average. However, the Company believes that increasing emphasis by state and federal governments on the importance of early childhood care and education and on education in general will result in planned expenditures being made.

The educational products industry is also dependent on the number of schools and teachers. According to the 2003 Family Child Care Licensing Study conducted by The Children’s Foundation, a private, national educational non-profit organization, there were 116,409 licensed childcare centers in the United States, an increase of about 2.7% over 2002. The National Center for Education Statistics reports that 93,273 public elementary schools operated in 2000-2001, an increase of almost 7.1% over the 87,125 schools reported in 1995. Of the total schools, 58% or about 55,000 are primary schools spanning kindergarten or pre-kindergarten and going no higher than eighth grade. According to the NCCA, approximately 1.4 million educators worked at the elementary school level in 2000-2001. The NCCA found that 934,000 people were employed in the licensed childcare sector in 2002. The number of school districts in the 2001-2002 school year was approximately 17,276. The Company believes that these figures support a consistent marketplace for the products and services that it offers.

The 2002 Market Definition Study by the National School Supply and Equipment Association (NSSEA) reviewed growth potential for the U.S. and Canadian market for consumable supplies, instructional materials, and equipment, furniture and fixtures, all of which are products the Company sells. The report found 4% growth in this market in 2002 and estimated that, although the rate could be lower, this market should positively grow in the years 2003, 2004 and 2005.

Academic research continues to highlight the importance of learning in early age groups (ages one through seven) and the media is increasingly focusing on the importance of parental involvement during this critical stage of growth and brain development. The Company believes that parents are taking on an increasingly significant role in setting educational standards for their children’s development. In their efforts to help their children learn, to improve their children’s standardized test scores, and to make learning fun, parents are more actively selecting and purchasing a wide variety of educational products for their children to use at home. With thousands of educational products to choose from and few reliable sources of information regarding those products, parents are faced with the challenge of finding quality educational products and selecting the right products for their children. Through the Company, parents have access to comprehensive and trusted educational content and product information to help them make informed purchase decisions regarding their children’s learning.

Products and Services

The Company provides educational products and offers a variety of services to teachers, other education professionals and consumers. The Company combines its expertise in children’s education with the sale of Company-developed products and a diverse selection of third-party products to assist education professionals and parents in sharing information, ideas and products. Through its various distribution channels, the Company has streamlined merchandising and distribution of its products and more efficiently offered its services to ensure that customers can access the Company’s products conveniently and effectively. To promote and sell its products, the Company relies on its wide-scale distribution of the Discount School Supply catalog, its distribution of the ECMD catalog, its presence at industry trade shows, its national sales force and its Discount School Supply, ECMD and SmarterKids.com websites.

By making the SmarterKids.com website the channel for distribution directly to consumers within the Company’s Early Childhood segment, the Company combined its expertise in children’s education with accessible information created for parents to help them make better purchase decisions for their children. In September 2003, the SmarterKids.com website began offering products to consumers which were previously offered primarily to teachers and other education professionals rather than solely those products generally offered at retail toy stores or websites. By offering consumers products that are chosen by teachers and approved for school use, the Company hopes to maximize its position as a developer, manufacturer and retailer of quality educational products. In some instances, these products may be offered to consumers in different packaging, different sizes or with special instructions appropriate for home use.

Original Company-Developed Products.    The principal component of the Company’s product line is its comprehensive arts and crafts product offerings. Anchored by its BioColor® and Colorations® product lines, the Company provides a wide variety of arts and crafts materials and accessories to children throughout the early childhood market. The Company also sells SchoolWrapPacs® to the elementary school market, which are in turn resold primarily through PTOs for service or fundraising programs.

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

Carefully Selected and Reviewed Educational Products.    The Company only sells products that meet its quality standards. The Company consults with certified educators who assist the Company in selecting quality products that have educational or developmental value. Once selected, each product is put through a review process to determine its suitability based on the skills taught, effectiveness in addressing each skill, and the appropriate grade level(s).

Services.    The services offered by the Company include a variety of workshops presented by its sales force to educators, as well as archives of developmentally appropriate activities for children on each of its websites, in each case provided to enable teachers and parents to make easier and more effective use of the Company’s products.

Marketing and Sales

The Company utilizes three primary channels to market and promote its products:

Catalogs.    Catalogs represent the Company’s primary outreach channel and are an important component of the Company’s customer acquisition and branding efforts. Unlike its main competitors who send out only one principal catalog per year, the Company distributes three different catalogs per year (with a redistribution of the same catalog with a different cover in between new catalogs) under its Discount School Supply brand name. Distributing three different catalogs per year provides the Company with flexibility to calibrate pricing to customer response rate, as well as to add to or delete from the product selection. The Discount School Supply catalogs are distributed in the months of January (edition redistributed in March), May (edition redistributed in July) and August (edition redistributed in October) to coincide with the periods when school purchasing decisions are generally made. In addition, the Company anticipates distributing its ECMD catalog as the primary outreach channel for early childhood furniture and equipment sales. The Company distributed over 2.6 million Discount School Supply catalogs during the fiscal year ended December 31, 2003.

Direct Sales Representatives.    As of December 31, 2003, the Company’s sales force consisted of 70 sales representatives. Of those representatives, 18 members acted as education consultants focused on catalog sales through the Company’s Early Childhood segment, and 52 focused on sales through the Company’s Elementary School segment. Sales representatives promote Company-developed products, such as the BioColor® and Colorations® lines, and programs, such as SchoolWrapPacs®, to teachers and administrators through in-school demonstrations and workshops that are designed to elicit higher customer response and better retention rates. Within the Elementary School segment, sales representatives educate PTOs and teachers about the benefits and convenience associated with SchoolWrapPacs® and the Company’s other products.

Online Marketing.    The Earlychildhood.com website has been designed to become one of the principal vehicles used by the Company to reach customers and provide them with an array of information and services related to the Early Childhood segment’s product lines. The Company offers products online through its DiscountSchoolSupply.com and ECMDStore.com websites, both of which are linked to Earlychildhood.com, the more content-driven website.

The Company promotes sales of its SmarterKids.com products through the Earlychildhood.com website by encouraging teachers to refer parents to SmarterKids.com for the same products teachers choose for the classroom. In addition, through e-marketing promotional services, the Company has relationships with approximately 1,200 websites that feature links to its SmarterKids.com website. These websites range from online malls to the websites of complementary businesses.

In 2003, the Company introduced Teacher QuickSourceSM, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure. This free resource enables teachers to quickly link specific Head Start assessment goals to daily activities and the products required to do them. In reverse, teachers can connect an activity to a specific Head Start goal and appropriate developmental skill. Teacher QuickSourceSM reinforces the Company’s position as a resource for educational information and products, and is linked to DiscountSchoolSupply.com.

The Elementary School segment markets to its customers online with its own website at EducationalProducts.com, which offers information about the Company’s programs for elementary school fundraising.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Company’s consolidated annual sales are generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Risk Factors—Our business is highly seasonal.”

Customers and Suppliers

The Company sells its products to institutions, such as public and private schools, school districts, early learning centers, childcare programs and PTOs, as well as to parents and education professionals. The Company is not dependent on any single customer or group of customers. For the fiscal year ended December 31, 2003, the Company’s largest customer accounted for approximately 1.5% of the Company’s consolidated revenues.

The Company purchases services, products and materials from over 675 suppliers. As such, the Company does not have significant supplier concentration and experiences little or no supplier risks, as most of the product sources are standard and obtainable from multiple vendors. The Company also sources a significant number of its products overseas. Products sourced overseas accounted for approximately 24% of the Company’s sales for the fiscal year ended December 31, 2003.

Competition

Competition in the educational products industry is based on price, timely service and product selection. The Company’s major competitors in the educational products industry are School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Early Learning Company and U.S. Toy Company. The Company also competes, to a much lesser extent, with mass-market retail chains such as Target and Wal-Mart, with other custom-packers of school supplies such as Innisbrook, as well as with retail and online booksellers and toy stores, such as Toys “R” Us, Barnes & Noble, K•B Toys and Amazon.com. The Company believes that the primary advantage it has over its competitors is its combination of an aggressive pricing structure with a range of proprietary products and customer service.

The Company believes that the following factors are essential for it to remain competitive in its industry:

•	aggressive product pricing,

•	increased brand recognition and trust;

•	enhanced ability to attract and retain consumers; and

•	expanded breadth of product selection.

Competitive Strengths

The Company has positioned itself as a key player in the educational products industry by focusing on its Company-developed products, competitive pricing, effective customer service, quick delivery through multiple distribution centers, the distribution and redistribution of its Discount School Supply catalog an aggregate of six times per year, the distribution of specialty catalogs, and an aggressive marketing strategy. The Company aggressively markets its art materials and consumables, for example, by featuring paints, craft materials and paint accessories foremost in its catalogs and on its websites and by utilizing these products in workshops for teachers. While its competitors also feature products in this category and even offer out-sourced, private-labeled paints, the Company develops and manufactures paint formulations in-house. This allows the Company to exclusively offer products such as BioColor® and “Liquid WaterColor,” to have greater control of product availability and to improve its margins. The Company seeks to enhance its product offerings by providing its customers with information regarding activities in which such products can be used, allowing certain customers to participate in workshops and giving certain customers access to other services offered by the Company. For example, the Company’s print and online publication Earlychildhood NEWS, as well as its online sharing boards and product promotions, provide an opportunity for teachers to obtain and share information about product uses and learning experiences critical to advancing the quality of early childhood education. As customers increasingly interact with and become aware of the Company’s many distribution methods, including Discount School Supply’s catalog, website and direct sales force and EPI’s fundraising programs and website, the Company seeks to become synonymous with convenience, quality and value.

By joining its SmarterKids.com website more closely to the core school-based business of DSS, the Company has reinforced its unique selling proposition: that parents may choose for their children at home the same products that teachers choose for classroom use. The Company redesigned and linked the SmarterKids.com website to the Discount School Supply website, and uses the Company’s various distribution channels, including its Discount School Supply catalog, Earlychildhood NEWS, its sales force and its websites, to identify the SmarterKids.com website as the channel through which consumers can access many of the Company’s products. The Company utilizes cross-marketing initiatives to encourage teachers to refer parents to the SmarterKids.com website.

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

Workshops for Education Professionals.    The Company aggressively markets its products by offering a menu of workshops to teachers and owners and directors of child care centers. The workshops, which are conducted by members of the Company’s national sales force, allow the Company to make hands-on demonstrations of its products. The workshops also qualify to earn teachers continuing education credits toward maintenance of their professional credentials. These workshops have resulted in increased sales, customer retention and competitive margins, as most of the products demonstrated in the workshops are Company-developed and exclusively distributed by the Company. The programs also provide the Company with a useful channel for customer feedback, as well as personal interaction with the Company’s representatives, that a catalog alone cannot provide.

Contextual Merchandising.    The Company merchandises its products in an effort to maximize the educational benefit to its customers. For example, its sales force is trained to understand which products are relevant to pre-kindergarten children and which products are more educationally appropriate for children in kindergarten or above. Also, in November 2003, the Company introduced Teacher QuickSourceSM, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure. This free resource enables teachers to quickly link specific Head Start assessment goals to daily activities and the products required to do them. In reverse, teachers can connect an activity to the specific Head Start goal and appropriate developmental skill. Since the activities recommend products offered by the Company with a link to the Discount School Supply site to purchase those products, Teacher QuickSourceSM exemplifies the Company’s contextual merchandising strategy.

Compelling Educational Content and Educational Expertise.    The Company employs educators and product development professionals to work together to select products of educational value for its customers and to contribute other resources for the Company’s customers, including educational articles, product reviews and professional advice for parents and teachers. The Company works in conjunction with early childhood educators in various settings, including public and private preschools and universities, to test products in classroom use. In addition, the Company’s national sales force is comprised of education consultants who are familiar with the preschool and elementary school environment and the demands placed on early childhood educators’ time. The Company’s free services, including Teacher QuickSourceSM, subscriptions to Earlychildhood NEWS, and its opt-in email program Newslink, provide information, curriculum and educational programs that supplement the Company’s product offerings.

Convenient and Easy-to-Use Websites.    Each of the Company’s websites is convenient and easy to use. The Earlychildhood website at www.earlychildhood.com offers secure shopping through the link to www.discountschoolsupply.com. The Earlychildhood website also offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. The ECMD website at www.ecmdstore.com allows early childhood professionals to search a wide variety of furniture and equipment by individual vendor or by category to compare the offerings of various vendors. The SmarterKids.com website at www.smarterkids.com is organized around age levels and merchandise categories, which is the way that parents shop for educational products for their children. In addition, the Company has introduced the ability to search by developmental area, so that parents may select products intended to support a specific developmental skill, such as cognitive thinking or gross motor skills. The Company believes that this innovative search capability can educate and help parents in how they think about the educational development of their children.

Intellectual Property

The Company regards the protection of its intellectual property as critical to its future success and relies on a combination of copyright, trademark, service mark, trade secret laws, license agreements and contractual restrictions to establish and protect its proprietary rights, which include rights in its names, products, website architecture and technology, content and services. The Company has entered into confidentiality and invention assignment agreements with certain employees and contractors in order to limit disclosure of its proprietary information and to protect its ownership interest in its intellectual property. However, the Company cannot ensure that these contractual arrangements or the other steps taken by it to protect its intellectual property will prove sufficient to prevent misappropriation of its intellectual property or deter independent third-party development of similar items.

The Company conducts business on the Internet and through other channels by utilizing a variety of trademarks and domain names. There are a number of other trademarks and domain names similar to those of the Company. The owners of these trademarks and domain names could bring an infringement action against the Company at any time and there is a risk that such owners could overcome any defenses available to the Company. If the owners of such trademarks and domain names were to prevail in such an action, the Company could lose the ability to use its trademarks and domain names and could be subject to substantial damages. Because certain of the Company’s trademarks are descriptive marks, there is also a risk that third parties might use trademarks that are similar to those of the Company. If third parties began using trademarks similar to the Company’s trademarks, it could adversely affect the Company’s business by materially decreasing the value of its trademarks and harming its brands and reputation. If the Company is required to change any of its trademarks or domain names, it could lose customers and brand equity, which would have a material adverse effect on the Company’s business and financial condition. Although the Company may attempt to acquire or license the right to use potentially relevant third-party trademarks and domain names, it may not be successful.

The following is a list of the Company’s registered trademarks and service marks: Basic Brights®, BioColor®, BioPutty®, Child Care Central®, Colorations® , Colors Like Me® , Completing the Circle Between Teachers and Parents®, Dandi-Li-On®, Earlychildhood NEWS®, Econoboard®, EPI®, Excelligence®, First Art®,

Flexitemp®, The Imagination Playground®, LifeLong Learning Starts Here®, Little Bit O’ Paint®, Moo-Nay®, Proboard®, Rainbow®, SchoolWrapPac®, Smart Kids’®, SmarterKids®, SmarterKids.com®, Squeezeables®, Virtual Entertainment®, Virtual Knowledge®, and the design logo of a child reaching for a star. The Company also has a pending trademark application for the design logo of ECMD and a pending service mark application for Teacher QuickSource. The Company has the following registered patents: Foam Paint Set, BioColor (German patent registration), and Portable Cot Apparatus. In addition, the Company has pending patent applications relating to an expanding paint medium, a divided paint cup and a bin with attachable label holder.

Technology

The Company has implemented a broad array of scalable systems for catalog and website management, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, warehouse management, office administrative services and accounting. These systems use a combination of proprietary and commercially available technologies.

The Company develops or selects systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. The Company’s transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that the Company expects to encounter. The Company utilizes load balancing systems and redundant equipment to provide for fault tolerance. In 2003, the Company redesigned the Discount School Supply and SmarterKids.com websites with additional features and functionality allowing for greater flexibility to meet their respective customers’ needs. In the second quarter of 2003, the Company integrated ECMD, including the ECMDStore.com website, into the existing technology. In the third quarter of 2003, the Company released its new Teacher QuickSourceSM content-based site at www.teacherquicksource.com. In the fourth quarter of 2003, the Company partnered with Flow Systems, a division of Mediagrif Interactive Technologies Inc., to implement a catalog creation and merchandising support system that is being implemented in the first quarter of 2004. This system will provide the Company with a centralized product information management system that will support product deployment within all of the Company’s technologies. Also in the fourth quarter of 2003, the Company partnered with Thrive Technologies, Inc. to implement a forecasting system to improve the process product purchasing. This software is scheduled for implementation in the second quarter of 2004.

The Company’s systems infrastructure is supported in-house at its corporate headquarters in Monterey, California. Most of the systems are monitored 24 hours a day, seven days a week through applications and technology that contact systems personnel when problems are identified. Systems backups are done on a regular cycle, and tapes are stored both in-house and offsite at a secure facility.

Governmental Regulation

The Company is subject to the provisions of the federal Consumer Product Safety Act, which enables the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury. The Consumer Product Safety Commission may also require the repurchase by the manufacturer of articles that are banned. Similar state laws exist in some states. In addition, the Company’s manufacturing operations are subject to numerous federal, state and local environmental and occupational health and safety laws and regulations, which include laws and regulations governing waste disposal, air and water emissions, workplace exposure and other matters. All art materials produced by the Company are evaluated and certified as non-toxic by the Duke University Department of Occupational and Environmental Health. These products are packaged in accordance with federal labeling standards for art materials.

The Company’s catalog business, like the catalog industry in general, is subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates the Company’s advertising and trade practices. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so.

The Company is also subject to various other federal, state and local laws and regulations applicable to its business. The Company believes that it is in substantial compliance with these laws and regulations.

Backlog

The Company has no firm backlog. The Company’s customers typically purchase products on an as-needed basis. The Company believes that, as of December 31, 2003, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories.

Employees

As of December 31, 2003, the Company and its subsidiaries had 328 full-time employees, including 229 in its Early Childhood segment and 99 in its Elementary School segment. From time to time, the Company also employs independent contractors to support its operations. The Company has not experienced any work stoppage and considers its relations with its employees to be good. None of the Company’s employees belongs to a collective bargaining unit.

Risk Factors

Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results. Actual results could differ materially from those anticipated as a result of various factors, including the following risk factors and those set forth in the Company’s other periodic and current reports filed with the Commission from time to time.

We may not continue to be profitable if we are unable to increase our revenues while controlling operating costs.

In order to continue to be profitable, we need to generate greater revenues and operating profits while controlling costs and operating expenses. In the fiscal year ended December 31, 2003, we realized net income of $7.8 million, compared to a net income of $2.5 million for the fiscal year ended December 31, 2002. Our results for the fiscal year ended December 31, 2003 benefited from two tax adjustments, which are non-recurring. The first adjustment resulted from a change in the tax law that gave us an adjustment of $2.4 million related to additional net operating losses. These net operating losses were made available to us by a 2003 Internal Revenue Service Notice related to Section 382 limitations. The second adjustment was a $2.8 million adjustment made to the valuation allowance against net operating losses that we expect we will be able to utilize in the future. In 2002, a similar adjustment was made to the valuation allowance, which resulted in a benefit of $576,000.

During 2003, we continued to implement significant cost-cutting measures in order to sustain profitability. These cost-cutting measures may not be sufficient for us to continue to sustain profitability and we may incur losses in the future. If we incur significant losses in the future and are unable to sustain profitability, it may have a negative impact on our stock price and our results of operations could be materially and adversely affected.

Restrictive loan covenants may limit our ability to draw on our credit facility, which could adversely affect our results of operations and our financial condition.

Our business is capital intensive and requires significant levels of inventory leading up to our peak business period, which we fund using our $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”) that on September 29, 2003 replaced our previous credit facility with GMAC Business Credit, LLC. The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan. The

Bank of America Facility, which is secured by substantially all of our assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2003, the Company was in compliance with all the financial covenants as set forth in the Bank of America Facility.

As of December 31, 2003 and March 1, 2004, the Company had $0 and $0, respectively, in outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of December 31, 2003 and March 1, 2004 was $20.0 million and $20.0 million, respectively. We cannot ensure that amounts available under the Bank of America Facility will be sufficient to fund our liquidity needs. Our ability to fund our operations, make scheduled debt payments and planned capital expenditures and to remain in compliance with financial covenants under the Bank of America Facility will depend on our future operating performance and cash flow, which in turn is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

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

We are affected by seasonal shopping patterns. A significant portion of our sales occurs in the third quarter, coinciding with the start of the U.S. school year. As a result, our results of operations for the entire year depend largely on third quarter results. We typically earn approximately 50% of our annual net revenues in the third quarter and operate at a net loss in the first, second and fourth quarters. Factors that could cause our sales and profitability to suffer due to this seasonality include:

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

Intense competition and increased consolidation, which could result in one company’s dominance in the marketplace, may result in loss of our market share and ultimately reduce our revenues.

We directly compete with companies such as School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Early Learning Company and U.S. Toy Company. There has been consolidation among these competitors over the last several years. In addition, some competitors, including The Kaplan Early Learning Company and School Specialty, Inc., have websites that compete with our websites.

We also compete, to a lesser extent, with mass-market retailers such as Target and Wal-Mart, other packers of school supplies such as Innisbrook, as well as retail and online booksellers and toy stores, such as Toys ”R” Us, Barnes & Noble, K•B Toys and Amazon.com. These companies have greater brand recognition and greater resources than we do. We could be at a disadvantage in responding to these competitors’ merchandising and pricing strategies.

Our sales and profitability could suffer if, among other things:

•	new competitors enter markets in which we are currently operating;

•	our competitors recreate our operating strategies by pursuing an aggressive manufacturing and marketing program for a competing line of products similar to our Company-developed products;

•	our competitors implement pricing strategies that are more aggressive than ours;

•	our competitors expand their operations; or

•	our competitors adopt merchandising strategies similar to ours.

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

We import some of our product offerings from foreign manufacturers. In 2003, products sourced overseas accounted for approximately 24% of the Company’s sales. These foreign manufacturers are located in countries such as Japan, China, Taiwan, Germany and South Korea. We are subject to the following risks inherent in relying on foreign manufacturers:

•	the inability to return products which could result in excess inventory;

•	fluctuations in currency exchange rates which could potentially result in a weaker U.S. dollar in overseas markets, increasing the cost of inventory purchased;

•	transportation delays and trade restrictive actions by foreign governments which could result in delays in shipping products to our customers;

•	the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes;

•	trade infringement claims; and

•	delays or cancellations in the manufacture or shipment of products caused by the continued threat of international terrorism, and increased security instituted in response thereto, or the involvement of the United States in Iraq.

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

Our efforts to protect our proprietary rights may be inadequate. We regard our intellectual property as important to our marketing strategy. To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants and suppliers. However, a third party could, without authorization, copy or otherwise misappropriate information from us. Furthermore, certain of our trademarks are descriptive marks that have not been and likely will not be registered with the United States Patent and Trademark Office, and third parties may use trademarks similar to ours, potentially diminishing our brand name and reputation. Employees, consultants and others who participate in development activities could breach their confidentiality agreements, and we may not have adequate remedies for any such breach. If we fail or are unable to protect our proprietary rights, it could materially decrease our value and our brand and reputation could be impaired. See “—Intellectual Property.”

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

As of March 1, 2004, our Chief Executive Officer and three of our other stockholders, owned as of record and in the aggregate, approximately 51% of our common stock on a fully diluted basis. As a result, these stockholders, if they were to act together, would be able to control all matters requiring approval of a majority of our stockholders, including any merger, sale of assets and other significant corporate transactions. This control could:

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

•	our stockholders may not take any action by written consent;

•	special meetings of our stockholders may be called only by the chairman of the board of directors or a majority of our board of directors and business transacted at any special meeting must be limited to matters relating to the purposes set forth in the notice of the special meeting; and

•	our board of directors be divided into three classes serving staggered three-year terms.

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

Item 2. Properties.

The Company’s corporate headquarters are located at 2 Lower Ragsdale Drive in Monterey, California. The headquarters also house the administrative functions of the Company’s Early Childhood segment. The property is leased under two separate leases, one for approximately 17,000 square feet expiring in June 2004 and one for approximately 9,000 square feet expiring in December 2004. The Company does not own any real property and leases the following other facilities:

Locations	Approximate Square Footage	Segment	Lease Expiration
Salinas, CA	122,000	Early Childhood	June 2007
Salinas, CA	33,000	Early Childhood	August 2005
Jacksonville, FL	74,000	Early Childhood	February 2009
Harrisburg, PA	120,000	Early Childhood	February 2011
Dallas, TX	115,000	Elementary School	December 2007
Dallas, TX	50,000	Early Childhood	December 2007
Houston, TX	95,000	Elementary School	December 2005

The Company also leases 39,000 square feet of office space in Needham, Massachusetts, pursuant to a lease that expires in October 2004. The Company used this facility to house the SmarterKids.com operations until February 2002, when the Company moved those operations to Monterey, California. The Company has subleased approximately 74% of the facility and is actively seeking a subtenant for the remaining space, but due to the lease expiring in October 2004, it is unlikely that an additional subtenant will be found.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is currently traded on The Nasdaq SmallCap Market under the symbol “LRNS.” The following table sets forth the high and low price per share of the Company’s common stock during fiscal year 2003 and 2002:

Year Ended December 31, 2003	High	Low
Fourth Quarter	$7.40	$4.30
Third Quarter	5.75	4.18
Second Quarter	5.32	2.53
First Quarter	3.90	1.99

Year Ended December 31, 2002	High	Low
Fourth Quarter	$4.50	$1.50
Third Quarter	1.98	1.10
Second Quarter	1.50	0.96
First Quarter	1.68	1.15

On March 1, 2004, there were 8,709,173 outstanding shares of the Company’s common stock held by 169 holders of record.

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

On April 30, 2001, in connection with the Combination, the former holders of membership interests in Earlychildhood contributed all of their membership interests to Excelligence and, in exchange therefor, Excelligence issued 5,798,573 shares of its common stock to those former Earlychildhood members. The shares of Excelligence common stock issued to the former Earlychildhood members were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share and per share data)

The following selected consolidated statements of operations and balance sheet data have been derived from the audited consolidated financial statements of Excelligence Learning Corporation and its predecessor entities. The historical results presented herein are not necessarily indicative of future results and should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2002	2001(1)		2000		1999(2)
Statement of Operations Data:
Revenues	$109,921	$100,760	$92,849		$80,400		$61,034
Gross profit	$39,494	$36,282	$33,102		$29,739		$23,808
Selling, general and administrative expenses	$34,578	$32,603	$39,208		$30,472		$18,931
Impairment charges	$—	$—	$29,580		$—		$—
Amortization of goodwill and other intangible assets	$279	$288	$5,485		$964		$653
Income (loss) from operations	$4,637	$3,391	$(41,171)		$(1,697)		$4,224
Net income (loss)	$7,811	$2,452	$(35,610	)(3)	$(2,310	)(3)	$2,413
Net income per share—basic and diluted	$0.91	$0.29
Shares used in per share calculation—basic and diluted	8,536,314	8,371,726
Pro forma net loss per share—basic and diluted			$(4.79	)(3)	(0.41	)(3)
Shares used in pro forma per share calculation—basic and diluted			7,433,503	(3)	5,595,539	(3)

	As of December 31,
	2003	2002	2001		2000		1999
Balance Sheet Data:
Cash and cash equivalents	$3,620	$2,713	$1,623		$181		$151
Total assets	$45,924	$39,054	$44,290		$38,087		$28,915
Working capital	$21,991	$17,476	$12,484		$11,877		$7,959
Long-term debt, net of current portion	$—	$—	$14		$7,250		$9,087
Equity	$39,131	$30,610	$27,574		$18,436		$10,494

(1)	On May 1, 2001, the Combination was completed. The financial information reflects the combined results of operations of Excelligence’s predecessor, Earlychildhood, and SmarterKids.com subsequent to May 1, 2001.
(2)	On May 5, 1999, Excelligence’s predecessor, Earlychildhood, acquired EPI. The financial information reflects the combined results of Earlychildhood’s operations and the operations of EPI subsequent to May 5, 1999.
(3)	Net loss for the years ended December 31, 2001 and 2000 reflect the pro forma income tax effect of Excelligence and its predecessor companies’ income being subject to federal and state income taxes as a C corporation. The pro forma net loss basic and diluted per share information and shares used in pro forma per share calculation included in the statement of operations data for the year ended December 31, 2001 and 2000 reflect the impact of the exchange of all of the membership interest in Earlychildhood for shares of Excelligence common stock in the Combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Excelligence was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the Combination. Prior to the Combination, Excelligence was nominally capitalized and its balance sheet was comprised solely of common stock subscriptions receivable of $10.00 and common equity of $10.00, representing 1,000 shares of outstanding common stock at a par value of $0.01 per share. The Combination was completed on April 30, 2001 and Earlychildhood and SmarterKids.com each became a wholly-owned subsidiary of Excelligence.

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

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and parents;

•	EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations;

•	the SmarterKids.com website, through which the Company sells its educational products online to consumers;

•	its ECMD catalog, through which the Company markets and sells furniture and equipment to early childhood professionals, and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force, which, as of December 31, 2003, numbered 70 people.

In fiscal year 2003, the Company operated in two business segments: Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, ECMD, SmarterKids.com and Earlychildhood NEWS . The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

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

Results of Operations

Revenues

Revenues were $109.9 million, $100.8 million and $92.8 million for 2003, 2002 and 2001, respectively. The increase in revenue from 2002 to 2003 of 9.1% was primarily due to internal growth of 11.8%, or $8.3 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, new customer solicitation and improved sales and marketing strategies. The Elementary School segment revenue increased by 2.8%, or $860,000, in 2003. The increase in revenue from 2001 to 2002 of 8.6% was primarily due to internal growth of 11.4%, or $7.1 million, in the Early Childhood segment.

The Company’s goal in 2004 is to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. The Company’s ability to realize this growth may be negatively affected by changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Gross Profit

Gross profit was $39.5 million, $36.3 million and $33.1 million for 2003, 2002 and 2001, respectively. The increase in gross profit in 2003 of $3.2 million was primarily due to an increase in revenues of 11.8%, or $8.3 million, in the Early Childhood segment. This increase in gross profit within the Early Childhood segment was achieved through effective sales and marketing strategies. The increase in gross profit in 2002 of $3.2 million was primarily due to revenue growth of 11.4%, or $7.1 million, within the Early Childhood segment.

Gross profit as a percentage of sales was 35.9%, 36.0% and 35.7% for 2003, 2002 and 2001, respectively. Gross profit as a percentage of sales remained relatively stable in 2003 when compared to 2002. The increase in gross profit as a percentage of sales in 2002 was attributable to more effective purchasing and managing of inventory.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the years ended December 31, 2003, 2002 and 2001 was $6.5 million, $6.5 million and $6.0 million, respectively, or 5.9%, 6.4% and 6.5% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the years ended December 31, 2003, 2002 and 2001 was $3.2 million, $2.5 million and $1.3 million, respectively, or 2.8%, 2.5% and 1.4% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $34.6 million, $32.6 million and $39.2 million for 2003, 2002, and 2001, respectively.

The $2.0 million increase in selling, general and administrative expenses in 2003 was attributable to increases of $892,000 in the Early Childhood segment and $1.1 million in the Elementary School segment. The increase in the Early Childhood segment was primarily related to the costs associated with introducing a new catalog initiative, as well as increased wages and insurance costs. The increase in the Elementary School segment was primarily related to an increase in wages as a result of an increase in the number of sales representatives, an increase in temporary help hired for the back-to-school season and an increase in insurance costs. The decrease in selling, general and administrative expenses in 2002 was attributable to the Company’s overall cost-cutting strategies, which included layoffs primarily associated with personnel assumed in the acquisition of SmarterKids.com, salary and hiring freezes and a reduction of the Company’s 401(k) matching contributions.

The Company does not anticipate significant personnel reductions in 2004. However, the Company will continue to focus on achieving selling, general and administrative operating efficiencies.

Impairment Charges

In the second quarter of 2001, the Company migrated its consumer website operations to the SmarterKids.com website platform. As a result, the Earlychildhood.com website applications and infrastructure were abandoned, resulting in an impairment charge of $580,000 relating to the remaining unamortized development costs. In the fourth quarter of 2001, the Company determined that the goodwill, intangible assets and property and equipment acquired in the Combination was impaired. Based on the estimated discounted cash flows related to those assets, the Company recorded an impairment charge of $29.0 million, which represented all long-lived assets acquired in the Combination. The Company recorded no impairment charges in 2003 or 2002.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets was $279,000, $288,000 and $5.5 million for 2003, 2002, and 2001, respectively. The decrease in amortization in 2002 from 2001 was a result of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but tested for impairment on an annual basis. Amortization expense for 2002 and forward relates to the amortization of other intangibles.

Interest Expense

Interest expense was $261,000, $428,000 and $921,000 for 2003, 2002 and 2001, respectively. The decrease in interest expense in 2001 through 2003 was primarily attributable to the Company carrying a lower average outstanding balance on its previous credit facility with GMAC Business Credit, LLC (the “GMAC Facility”) throughout 2003 and 2002, as compared to 2001. This was achieved by the Company’s improved operating results. The Company had no interest expense related to its credit facility with Bank of America, N.A. during 2003.

Income Taxes

Income tax benefit was $3.6 million in 2003, income tax expense was $548,000 in 2002, while income tax benefit was $6.5 million in 2001. Income tax benefit in 2003 was lower than the statutory tax rate due to a reduction of the deferred tax valuation allowance of $2.8 million. The valuation allowance was related to the deferred income tax assets acquired in the Combination. during fiscal year 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. During fiscal year 2003, the Company also recognized a current tax benefit of $2.4 million related to net operating losses generated by the SmarterKids.com acquisition. The benefit came from additional net operating losses made available to the Company as a result of a 2003 Internal Revenue Service Notice pertaining to Section 382 limitations. Income tax expense in 2002 was lower than the statutory tax rate primarily due to the reduction of the deferred tax valuation allowance. Income tax benefit increased in 2001 due to the Company’s effective change from a non-taxable limited liability company (“LLC”) to a C corporation in connection with the Combination. The effective tax rate in 2001 was less than the statutory rate due to the effect of non-deductible charges relating to amortization and impairment of goodwill.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively to newly initiated exit activities and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The Company has adopted SFAS No. 146. This adoption has not had a material effect on the Company’s operating results or financial position.

In November 2002, the FASB reached a Consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to arrangements entered into after June 15, 2003. The adoption of this Consensus has not had a material effect on the Company’s operating results and financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of certain other obligations undertaken in issuing a guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 has not had an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business as a variable interest entity. The revision also delays the effective date of certain provisions of the interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities, and, therefore, the adoption of FIN 46 has not had a material impact on its consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised) amends employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 (revised) will retain and revise the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure under SFAS No. 132 (revised) applies to publicly traded entities’ domestic plans for fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new requirements do not have significant effect on the Company’s disclosure about its defined contribution plan operating under Section 401(k) of the Internal Revenue Code of 1986, as amended.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition—Corrected Copy. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make that interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 during the year ended December 31, 2003. The Company’s application of the interpretive guidance in SAB 104 in the year ended December 31, 2003 did not have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the GMAC Facility. Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity through September 29, 2003 was the GMAC Facility. Going forward, the primary source of the Company’s liquidity will be the Bank of America Facility.

During 2003, the Company’s operating activities provided $2.8 million of cash. The cash provided from operating activities was primarily related to operating income, working capital and inventory liquidations. The Company used $2.1 million in cash for investing activities in 2003, with which the Company acquired Marketing Logistics, Inc. and purchased property and equipment. The Company’s financing activities provided $149,000 in cash for financing activities, primarily through issuances of equity.

During 2002, the Company’s operating activities provided $7.7 million of cash. The cash provided from operating activities was primarily related to operating income and working capital. The Company used $1.1 million in cash for investing activities in 2002, with which the Company purchased property and equipment in the amount of $1.2 million and received payment on a receivable from a related party. The Company used $5.6 million in cash for financing activities, primarily for principal payments made against the GMAC Facility.

During 2001, the Company’s operating activities used $8.6 million of cash. The use of cash was primarily related to operating losses and working capital. The Company generated $18.4 million in cash from investing activities in 2001, primarily from the cash acquired in the Combination. In 2001, $8.4 million was used in financing activities due to repayment of Earlychildhood’s credit facility with BNP Paribas (the “Paribas Facility”), which was terminated in connection with the Combination, with cash acquired as a result thereof, offset in part by borrowings under the GMAC Facility. As a result of the Combination, the Company received access to approximately $21.0 million of SmarterKids.com pre-Combination cash balance and short-term investments. In addition, in April 2001, the Company entered into the GMAC Facility. At the same time, The Company repaid its obligations aggregating almost $16.4 million under the Paribas Facility and the Paribas Facility was terminated.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (2.87% at December 31, 2003). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.12% at December 31, 2003). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of December 31, 2003, the Company had no borrowings and available credit of $20.0 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2003, the Company was in compliance with the financial covenants and limitations as set forth in the Bank of America Facility.

The following table summarizes the Company’s contractual obligations as of December 31, 2003 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$12,727	$4,129	$6,747	$1,328	$523
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$12,727	$4,129	$6,747	$1,328	$523

Included in non-cancelable operating leases is $923,000 in future cash requirements related to the abandonment of the Needham facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24 month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham facility. Additionally, on May 30, 2003, the Company signed a 14-month lease agreement to sublease an additional 48.5%, or 19,000 square feet, of the Needham facility. The Company is actively seeking a subtenant for the remaining space, but, due to the lease expiring in October 2004, it is unlikely that an additional subtenant will be found.

Management believes that available cash on hand and availability under the Bank of America Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under the Bank of America Facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

As of December 31, 2003, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the full year 2003. Actual results may differ materially from these expectations. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1. Risk Factors.” The Company does not undertake to update these expectations, except to the extent that the Company is required to do so.

Management’s goal is to achieve revenue growth in 2004 through increasing circulation of its catalogs, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, and implementing more aggressive pricing strategies in both segments. The Company’s ability to realize this growth may be negatively affected by, among other things, changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

For fiscal year 2004:

•	Net revenues are expected to be between $110 and $125 million;

•	EBITDA is expected to be between $6 and $10 million; and

•	Operating income is expected to be between $4 and $8 million.

The Company’s supplemental profit measure is EBITDA. EBITDA is presented because the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication of the Company’s ability to service debt and fund future capital expenditure requirements. The Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. EBITDA, a non-GAAP financial measure that the Company believes is a supplemental measure of its operating performance, is calculated by adding back to net income (loss): net interest, income taxes, depreciation and amortization. EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. See note 16 to the Company’s consolidated financial statements for a reconciliation of net income (loss) to EBITDA.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales upon the delivery of products to an unrelated third party customer when (a) the customer takes title of the goods; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay the Company and the obligation is not contingent on resale of the product; (d) the customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product; and (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. The Company determines that collectibility of accounts receivable is reasonably assured through standardized credit review to determine each customer’s credit worthiness. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles, when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of its long-lived assets. Recoverability of long-lived assets to be held and used is measured by comparing the carrying value of the asset group to the undiscounted future cash flow expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2003. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred.

Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of its long-lived assets due to SmarterKids.com’s failure to meet expected sales during the fourth quarter of fiscal year 2001 and its continued operating losses during fiscal year 2001. Such long-lived assets related to SmarterKids.com were determined not to be recoverable and the Company recorded a $29.6 million impairment charge in fiscal year 2001. Impairment was measured based on the discounted future cash flows of the related operations. The Company recorded no impairment charges in 2003 or 2002.

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Company’s consolidated annual sales are generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Item 1. Risk Factors—Our business is highly seasonal.”

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of December 31, 2003, the Company had no borrowings under the Bank of America Facility and available borrowing capacity of $20.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Auditors’ Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be set forth under “Directors and Executive Officers” and “Compliance with Section 16(a) Under the Securities Exchange Act of 1934” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2004 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this item will be set forth under “Executive Compensation” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2004 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2004 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be set forth under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2004 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under “Audit Committee Report—Fees” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2004 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements

(1)    The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Auditors’ Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

(2)    The financial schedule appearing on page F-27 and covered by the Independent Auditors’ Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

(3)    Exhibits.

Exhibit Number	Description

2.1	Contribution Agreement and Plan of Reorganization, dated as of November 14, 2000, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood.com LLC and S-E Educational Merger Corp. (1)

2.2	Amendment No. 1 to the Contribution Agreement and Plan of Reorganization, dated as of March 14, 2001, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood LLC and S-E Educational Merger Corp. (2)

3.1	Restated Certificate of Incorporation of the Registrant. (6)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated May 3, 2002. (12)

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect. (6)

4.1	Business Loan Agreement, dated as of September 26, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (16)

4.2	Amendment Number One to Business Loan Agreement, dated as of October 28, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (17)

+10.1	Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (15)

+10.2	2001 Non-Employee Director Stock Option Plan of the Registrant. (7)

+10.3	Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (10)

+10.4	Amendment to Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (15)

10.5	Amended and Restated Registration Rights Agreement, dated June 30, 2001, by and among the Registrant and the stockholders listed on Schedule A thereto. (8)

10.6	Retention Agreement, dated as of April 30, 2001, by and between the Registrant and Al Noyes. (11)

10.7	Release, dated as of July 31, 2001, by and between the Registrant and Al Noyes. (11)

+10.8	Employment Agreement, dated as of June 28, 2002, by and between the Registrant and Ronald Elliott. (13)

+10.9	Employment Agreement, effective as of January 1, 2003, by and between the Registrant and Judith McGuinn. (14)

Exhibit Number	Description

+10.10	Employment Agreement, dated as of September 1, 2001, by and between the Registrant and Richard Delaney. (9)

10.14	Lease Agreement, dated as of April 7, 2000, between SmarterKids.com, Inc. and Keep Your Day Job, LLC. (3)

10.15	Lease Agreement, dated as of March 30, 2000, by and between Earlychildhood.com LLC and PTF For Operating Engineers, LLC. (4)

10.16	Lease Agreement, dated as of January 24, 1997, by and between QTL Corporation and Dauphin Associates, Inc. (4)

10.17	Lease Agreement, dated as of April 22, 1996, by and between QTL Corporation and Rubin Brothers, Inc., as amended. (4)

*10.18	Addendum to Lease #3, dated as of December 15, 2003, by and between the Registrant and R.B.I. Holding Company, Inc.

10.19	Lease Agreement, dated as of December 3, 1993, by and between Educational Products, Inc. and H B Industrial Properties, as amended. (4) (5)

10.20	Lease Agreement, dated as of April 15, 1999, by and between Educational Products, Inc. and TIAA Realty, Inc., as amended. (11)

10.21	Lease Agreement, dated as of March 23, 1999, by and between QTL Corporation and Spieker Properties, L.P. (4)

10.22	Amendment No. 1 to March 23, 1999 Lease Agreement, dated as of June 11, 1999, by and between Earlychildhood.com, LLC and Spieker Properties, L.P. (11)

10.23	Amendment No. 2 to March 23, 1999 Lease Agreement, dated as of March 14, 2000, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (11)

10.24	Amendment No. 3 to March 23, 1999 Lease Agreement, dated as of August 20, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (11)

10.25	Lease Agreement, dated as of November 22, 1999, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (4)

10.26	Amendment No. 1 to November 22, 1999 Lease Agreement, dated as of April 6, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (11)

10.27	Lease Agreement, dated as of August 9, 2000, by and between Earlychildhood.com LLC and Elliott-Mair Salinas LLC. (3)

10.28	Lease Agreement, dated as of June 1, 1999, by and between Earlychildhood.com LLC and Scott King. (4)

10.29	Lease Agreement, dated as of August 17, 2000, by and between Earlychildhood.com LLC and Mann Realty Associates, Inc. (4)

10.30	Assumption Agreement, dated as of April 30, 2001, by and between Ronald Elliott and QTL Corporation, and approved by Earlychildhood LLC as agreed to by the Registrant. (11)

10.31	Assumption Agreement, dated as of April 30, 2001, by and between The Mair 1984 Family Trust and QTL Corporation, and approved by Earlychildhood LLC as agreed to by the Registrant. (11)

Exhibit Number	Description

10.32	Sublease and Consent to Sublease, dated as of September 1, 2002, by and among Elliott-Mair Salinas LLC, Earlychildhood.com LLC and Ronald Elliott. (14)

*14.1	Code of Business Conduct and Ethics of the Registrant.

*21.1	Subsidiaries of the Registrant.

*23.1	Independent Auditors’ Consent.

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as Exhibits by Item 601(b)(10)(iii) of Regulation S-K.
(1)	Incorporated by reference from Annex A to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(2)	Incorporated by reference from Annex A-1 to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 9, 2001 (File No. 333-53454).
(4)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on February 21, 2001 (File No. 333-53454).
(5)	Incorporated by reference from Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 7, 2001 (File No. 333-53454).
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64762).
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64764).
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, filed with the Commission on August 15, 2001 (File No. 000-32613).
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, filed with the Commission on November 14, 2001 (File No. 000-32613).
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on December 20, 2001 (File No. 333-75602).
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed with the Commission on March 29, 2002 (File No. 000-32613).
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-32613).

(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, filed with the Commission on August 14, 2002 (File No. 000-32613).
(14)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed with the Commission on March 7, 2003 (File No. 000-32613).
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, filed with the Commission on August 7, 2003 (File No. 000-32613).
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2003 (File No. 000-32613).
(17)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003, filed with the Commission on November 7, 2003 (File No. 000-32613).

(b)	Reports on Form 8-K.

On November 6, 2003, the Company reported the announcement of its earnings for the quarter ended September 30, 2003 on Form 8-K under Item 12, attaching the related press release issued by the Company.

(c)	The exhibits required by Item 601 of Regulation S-K have been listed above.

(d)	Financial Statement Schedules.

The financial schedule appearing on page F-27 and covered by the Independent Auditors’ Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/RICHARD DELANEY

Richard Delaney Executive Vice President and Chief Financial Officer

Dated: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ROBERT MACDONALD Robert MacDonald	Chairman of the Board	March 5, 2004

/s/RONALD ELLIOTT Ronald Elliott	Director and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/RICHARD DELANEY Richard Delaney	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2004

/s/JEFFREY GRACE Jeffrey Grace	Vice President—Finance (Principal Accounting Officer)	March 5, 2004

/s/LOUIS CASAGRANDE Louis Casagrande	Director	March 5, 2004

/s/DEAN DEBIASE Dean DeBiase	Director	March 5, 2004

/s/SCOTT GRAVES Scott Graves	Director	March 5, 2004

/s/ALBERT NOYES Albert Noyes	Director	March 5, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Independent Auditors’ Report

The Board of Directors

Excelligence Learning Corporation:

We have audited the consolidated balance sheets of Excelligence Learning Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on valuation and qualifying accounts as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excelligence Learning Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

San Francisco, California

February 13, 2004

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,620	$2,713
Accounts receivable, net	5,480	5,018
Inventories	15,133	13,938
Prepaid expenses and other current assets	2,937	2,579
Deferred income taxes	1,214	1,672

Total current assets	28,384	25,920
Property and equipment, net	4,070	4,305
Deferred income taxes	6,367	1,998
Other assets	307	1,046
Goodwill	5,878	4,701
Other intangible assets, net	918	1,084

Total assets	$45,924	$39,054

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,018	$3,524
Accrued expenses	2,955	4,297
Income taxes payable	234	394
Other current liabilities	186	229

Total liabilities	6,393	8,444

Redeemable common shares, 100,000 shares authorized, issued, and outstanding at December 31, 2003	400	—

Equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,549,423 and 8,401,914 shares issued and outstanding at December 31, 2003 and 2002, respectively	85	84
Additional paid-in capital	62,353	62,206
Deferred stock compensation	(920)	(1,482)
Accumulated deficit	(22,387)	(30,198)

Total equity	39,131	30,610

Total liabilities and equity	$45,924	$39,054

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	For the Fiscal Years Ended December 31,
	2003	2002	2001
Revenues	$109,921	$100,760	$92,849
Cost of goods sold	70,427	64,478	59,747

Gross profit	39,494	36,282	33,102

Operating expenses:
Selling, general and administrative	34,578	32,603	39,208
Impairment charges	—	—	29,580
Amortization of goodwill and other intangible assets	279	288	5,485

Operating income (loss)	4,637	3,391	(41,171)

Other (income) expense:
Interest expense	261	428	921
Debt extinguishment	216	—	791
Other income	—	—	(38)
Interest income	(14)	(37)	(37)

Income (loss) before income taxes	4,174	3,000	(42,808)
Income tax (benefit) expense	(3,637)	548	(6,837)

Net income (loss)	$7,811	$2,452	$(35,971)

Net Income Per Share Calculation:
Income per share—basic and diluted	$0.91	$0.29
Weighted average shares used in basic and diluted per share calculation	8,536,314	8,371,726
Pro forma C Corporation Disclosures:
Loss before income taxes			$(42,808)
Pro forma income tax benefit			7,198

Pro forma net loss			$(35,610)

Pro forma net loss per share—basic and diluted			$(4.79)

Shares used in pro forma per share calculation—basic and diluted			7,433,503

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Members’ Equity	Deferred stock comp.	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2000	—	$—	$—	$21,013	$(2,577)	$—	$18,436

Net loss January 1 through April 30, 2001	—	—	—	(3,321)	—	—	(3,321)
Combination of Earlychildhood LLC and SmarterKids.com, Inc. (the “Combination”):
Issuance of shares to Earlychildhood LLC members	5,605,269	56	17,636	(17,692)	—	—	—
Issuance of shares to SmarterKids.com, Inc. stockholders	2,725,776	28	44,548	—	(42)	—	44,534
Exercise of stock options	33,215	—	10	—	—	—	10
Net loss May 1 to December 31, 2001	—	—	—	—	—	(32,650)	(32,650)
Deferred compensation amortization	—	—	—	—	565	—	565

Balance at December 31, 2001	8,364,260	84	62,194	—	(2,054)	(32,650)	27,574
Employee Stock Purchase Plan	7,710	—	8	—	—	—	8
Exercise of stock options	29,944	—	4	—	—	—	4
Net income	—	—	—	—	—	2,452	2,452
Deferred compensation amortization	—	—	—	—	572	—	572

Balance at December 31, 2002	8,401,914	84	$62,206	—	$(1,482)	(30,198)	30,610
Employee Stock Purchase Plan	21,652	—	41	—	—	—	41
Exercise of stock options	125,857	1	106	—	—	—	107
Net income	—	—	—	—	—	7,811	7,811
Deferred compensation amortization	—	—	—	—	562	—	562

Balance at December 31, 2003	8,549,423	$85	$62,353	$—	$(920)	$(22,387)	$39,131

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,811	$2,452	$(35,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charges	—	—	29,580
Depreciation and amortization	1,697	1,554	7,466
Provision for losses on accounts receivable	545	404	699
Equity-based compensation	562	572	565
Deferred income taxes	(3,911)	(258)	(6,546)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the Combination and acquisition:
Accounts receivable	(1,007)	(138)	(771)
Inventories	(1,195)	5,180	(1,473)
Prepaid expenses and other current assets	(236)	460	(1,109)
Other assets	719	66	679
Accounts payable	(506)	(1,718)	(1,166)
Accrued expenses	(1,342)	(1,381)	(419)
Income tax payable	18	216	(114)
Other current liabilities	(343)	336	(3)

Net cash provided by (used in) operating activities	2,812	7,745	(8,583)

Cash flows from investing activities:
Purchase of property and equipment	(1,183)	(1,203)	(2,303)
Acquisition of Marketing Logistics, Inc.	(871)	—	—
Proceeds received from payment of receivable from related party	—	139	—
Cash received in the Combination, net of cash paid for transaction fees	—	—	20,744

Net cash provided by (used in) investing activities	(2,054)	(1,064)	18,441

Cash flows from financing activities:
Bank overdraft	—	—	(1,154)
Borrowings on line of credit	72,671	78,229	67,767
Principal payments on line of credit	(72,671)	(83,818)	(65,697)
Principal payments on notes payable	—	(14)	(8,937)
Payment of debt issuance costs	—	—	(405)
Issuance of equity, net of fees	149	12	10

Net cash provided by (used in) financing activities	149	(5,591)	(8,416)

Net increase in cash and cash equivalents	907	1,090	1,442
Cash and cash equivalents at beginning of year	2,713	1,623	181

Cash and cash equivalents at end of year	$3,620	$2,713	$1,623

Noncash investing and financing activities:
Issuance of redeemable common shares in acquisition	$400	$—	$—
Issuance of common shares and options in conjunction with the Combination	$—	$—	$44,576
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$261	$365	$903
Income taxes	$450	$695	$152

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    The Business

Excelligence Learning Corporation (formerly known as LearningStar Corp.), a Delaware corporation (the “Company”), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood, LLC, a California limited liability company (“Earlychildhood”), Educational Products, Inc., a Texas corporation (“EPI”), Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers’ Direct (“ECMD”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”).

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

Basis of Presentation

Immediately following the Combination, the former holders of outstanding membership interests in Earlychildhood and options to purchase membership interests in Earlychildhood owned approximately two-thirds of the capital stock of the Company and the former holders of outstanding common stock of SmarterKids.com and options to purchase shares of common stock of SmarterKids.com owned approximately one-third of the capital stock of the Company. As the former Earlychildhood members had a controlling interest in the Company immediately following the Combination, the transaction has been recorded as if Earlychildhood acquired SmarterKids.com, with Earlychildhood deemed to be the predecessor Company. Accordingly, the accompanying consolidated financial statements reflect the financial position and results of operations of Earlychildhood and its predecessors prior to April 30, 2001 and the financial position and results of operations of the Company thereafter. A further discussion of the Combination and pro forma financial information is included in Note 3.

(2)    Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

(a)    Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales upon the delivery of products to an unrelated third party customer when (a) the customer takes title of the goods; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay the Company and the obligation is not contingent on resale of the product; (d) the customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product; and (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. The Company determines that collectibility of accounts receivable is reasonably assured through standardized credit review to determine each customer’s credit worthiness. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(b)    Inventories

The Company values inventories at the lower of cost or market, using the first-in, first-out method. Inventory cost is based on amounts paid to vendors plus the capitalization of certain labor and overhead costs necessary to prepare inventory to be saleable. The Company writes down its inventory for estimated obsolescence, damage or unmarketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

(c)    Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations, including goodwill and other intangibles, when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of its long-lived assets. Recoverability of long-lived assets to be held and used is measured by comparing the carrying value of the asset group to the undiscounted future cash flow expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2003. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred.

Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of its long-lived assets due to SmarterKids.com’s failure to meet expected sales during the fourth quarter of fiscal year 2001 and its continued operating losses during fiscal year 2001. Such long-lived assets related to SmarterKids.com were determined not to be recoverable and the Company recorded a $29.6 million impairment charge in fiscal year 2001. Impairment was measured based on the discounted future cash flows of the related operations.

(d)    Merger Integration Liabilities

The Company has established a liability related to the abandonment of its Needham, Massachusetts facility. The liability relating to the lease abandonment was primarily based on the excess of required lease payments over estimated sublease income. The Company has entered into two sublease agreements collectively covering approximately 74% of the facility through the remaining term of the lease. The Company is actively seeking a subtenant for the remaining space, but, due to the lease expiring in October 2004, it is unlikely that an additional subtenant will be found.

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

(c)    Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of the acquisition to be cash equivalents. As of December 31, 2003 and 2002, cash equivalents consisted of an overnight investment account in the amount of $3.9 million and $3.5 million, respectively.

(d)    Concentration of Credit Risk

The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from sales to customers are not collateralized and management continually monitors the financial condition of its customers to reduce the risk of loss.

(e)    Deferred Catalog Costs

Deferred catalog costs are considered direct response advertising and are capitalized and amortized in amounts proportionate to revenues over the lives of each catalog, generally five months. Such costs are included in prepaid expenses and other current assets. Amortization expense related to deferred catalog costs is included in the statements of operations as a component of selling, general and administrative expenses. Such amortization expense was $3.3 million, $2.3 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(f)    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and amortized over the lesser of the remaining life of the asset or the remaining term of the lease. Maintenance and repairs are expensed as incurred. Depreciation expense for property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from five to 10 years for leasehold improvements and three to seven years for furniture, fixtures and equipment.

Depreciation of property and equipment amounted to $1.4 million, $1.3 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(g)    Website Development

The Company does not produce software to be sold or marketed. However, the Company has capitalized certain website costs, which relate to development of website applications, graphics and infrastructure. During the year ended December 31, 2001, the Company determined that the capitalized website costs were fully impaired and recorded an impairment charge of $580,000. Subsequently, no website costs were capitalized or amortized at December 31, 2003 and 2002. Depreciation of capitalized website development costs was $170,000 for the year ended December 31, 2001.

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

(j)    Shipping and Handling

Shipping and handling revenues are included in revenue. Shipping costs are included in cost of goods sold. Costs directly associated with warehouse operations of $7.0 million, $6.4 million, and $7.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, were included in selling, general and administrative expenses.

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

The Company has also adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$7,811	$2,452	$(35,610	)(1)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	562	572	565
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,359	969	431

Pro forma net income	$6,014	$2,055	$(35,476)

Earnings per share:
Basic and diluted—as reported	$0.91	$0.29	$(4.79)

Basic and diluted—pro forma	$0.70	$0.25	$(4.77)

Shares used for basic and diluted	8,536,314	8,371,726	7,433,503

(1)	Pro forma C Corporation Disclosure net loss

(l)    Comprehensive Income and Loss

SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded in accumulated deficit, in its financial statements. There were no components of comprehensive income and loss other than net income (loss) for all periods presented.

(m)    Unaudited Basic and Diluted Net Loss per Share

The basic and diluted net income per share information for the years ended December 31, 2003 and 2002 included in the accompanying statements of operations is based on the weighted average number of shares outstanding during the period, including shares issued in the Combination.

Potential dilutive securities consisting of 578,205 and 233,390 shares issuable upon the exercise of stock options have been excluded in the computation of diluted net income per share for the years ended December 31, 2003 and 2002, respectively, as the effect of including unrecognized compensation cost in the treasury stock method would be anti-dilutive.

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

The following table sets forth the computation of pro forma basic and diluted net loss per share (pro forma net loss in thousands):

Year Ended December 31,
2001
Pro forma net loss	$(35,610)
Weighted average shares outstanding assuming exchange of membership interests to Company common stock:
Class A units or membership interests	2,942,242
Class B units or membership interests	2,621,124
Class C units or membership interests	41,903
Common Shares issued to SmarterKids.com stockholders	1,817,184
Others	11,050

Shares used in pro forma per share calculation—basic and diluted	7,433,503

Pro forma net loss per share—basic and diluted	$(4.79)

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

(p)    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively to newly initiated exit activities and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The Company has adopted SFAS No. 146. This adoption has not had a material effect on the Company’s operating results or financial position.

In November 2002, the FASB reached a Consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to arrangements entered into after June 15, 2003. The adoption of this Consensus has not had a material effect on the Company’s operating results and financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of certain other obligations undertaken in issuing a guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 has not had an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business as a variable interest entity. The revision also delays the effective date of certain provisions of the interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities, and, therefore, the adoption of FIN 46 has not had a material impact on its consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised) amends employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 (revised) will retain and revise the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure under SFAS No. 132 (revised) applies to publicly traded entities’ domestic plans for fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new requirements do not have significant effect on the Company’s disclosure about its defined contribution plan operating under Section 401(k) of the Internal Revenue Code of 1986, as amended.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition—Corrected Copy. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make that interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 during the year ended December 31, 2003. The Company’s application of the interpretive guidance in SAB 104 in the year ended December 31, 2003 did not have a material impact on the Company’s consolidated financial statements.

(3)    Business Combination

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller had a one-time opportunity, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash. Prior to the filing of this report, the exercise period expired and the shares were not redeemed; therefore, the redeemable common shares listed on the balance sheet will be reclassified to equity.

The allocation of the purchase price of $1.2 million plus transaction costs of $71,000 is summarized as follows (in thousands):

Goodwill	$1,177
Trademarks	94

Total purchase price	$1,271

On November 14, 2000, Earlychildhood entered into a Contribution Agreement and Plan of Reorganization and Merger (as amended, the “Combination Agreement”) to combine with SmarterKids.com. The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for common stock of the Company and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of the Company, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of the Company. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase the common stock of the Company, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase the common stock of the Company, and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled. Immediately after the exchange, Earlychildhood’s members and option holders owned approximately two-thirds of the Company’s common stock on a fully diluted basis.

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

The purchase price allocation is summarized as follows (in thousands):

Working capital	$13,825
Property and equipment	1,955
Other assets	1,214
Goodwill	21,661
Other intangible assets	10,410
Long-term liabilities	(42)
Deferred compensation	42

Total purchase price	$49,065

(4)    Accounts Receivable

Accounts receivable consists of the following amounts (in thousands):

	December 31,
	2003	2002
Accounts receivable	$5,961	$5,497
Less allowance for doubtful accounts	(481)	(479)

	$5,480	$5,018

(5)    Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	December 31,
	2003	2002
Raw materials and work in progress	$961	$864
Finished goods	14,172	13,074

	$15,133	$13,938

(6)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following amounts (in thousands):

	December 31,
	2003	2002
Prepaid catalog costs	$869	$733
Prepaid inventory	105	309
Non trade receivables	321	439
Prepaid rent	190	191
Prepaid insurance	557	554
Deposits	553	71
Other prepaid expenses	342	282

	$2,937	$2,579

(7)    Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$7,597	$6,483
Leasehold improvements	1,670	1,636
Furniture and fixtures	775	767

	10,042	8,886
Less accumulated depreciation	(5,972)	(4,581)

	$4,070	$4,305

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

The Company reevaluated its intangible asset lives and no adjustments to the useful lives were determined to be necessary. In accordance with SFAS No. 142, in the second quarter of 2002, the Company completed a transitional goodwill impairment test as of January 1, 2002 and determined that no additional impairment charge was necessary. The annual impairment test required by SFAS No. 142 is performed December 31 of each year. No reclassification of intangible assets has been necessary as a result of the adoption of SFAS No. 142.

Total amortization expense on intangible assets for the years ended December 31, 2003, 2002 and 2001 was $279,000, $288,000, and $1.8 million, respectively.

The carrying amount of goodwill was $5.9 million and $4.7 million at December 31, 2003 and 2002, respectively. The increase of $1.2 million was the result of the acquisition of Marketing Logistics, Inc. No impairment loss was recorded by the Company for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, the Company recorded an impairment loss of $18.9 million.

The following table identifies the major classes of intangible assets (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(787)	$840	$(649)
Customer Lists	1,410	(658)	1,410	(517)

	$2,363	$(1,445)	$2,250	$(1,166)

Estimated amortization expense (in thousands) for the years ended December 31,

2004	$162
2005	162
2006	162
2007	162
2008	162
Thereafter	108

The following table reflects the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred at January 1, 2001 (in thousands, except per share amounts):

	2003	2002	2001
Income (loss) before early extinguishment of debt:
As reported (pro forma for 2001)	$7,811	$2,452	$(35,116)
Goodwill amortization—net of tax effect	—	—	3,440

Adjusted income (loss) before early extinguishment of debt	$7,811	$2,452	$(31,676)

Net income (loss):
As reported (pro forma for 2001)	$7,811	$2,452	$(35,610)
Goodwill amortization—net of tax effect	—	—	3,440

Adjusted net income (loss)	$7,811	$2,452	$(32,170)

Net income (loss) per share basic and diluted:
As reported (pro forma for 2001)	$0.91	$0.29	$(4.79)
Goodwill amortization—net of tax effect	—	—	0.46

Adjusted basic and diluted net income (loss) per share	$0.91	$0.29	$(4.33)

(9)    Accrued Expenses and Merger Integration Charges

Accrued expenses consist of the following amounts (in thousands):

	December 31,
	2003	2002
Payroll and commissions	$644	$660
Vacation	757	681
Professional services	336	529
Sales tax	119	112
Marketing	—	168
Needham facility exit costs	632	1,570
Other	467	577

	$2,955	$4,297

In conjunction with the Combination, the Company terminated certain SmarterKids.com employees and determined that the acquired lease for its Needham facility was an unfavorable lease. As a result, liabilities of $1.5 million and $1.1 million were recorded for severance and unfavorable leases, respectively.

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

Restructuring and related charges of $1.8 million were expensed in 2001. Of this amount, $1.3 million related to exit costs associated with the Needham lease and various equipment leases that were no longer going to be utilized in the Company’s operations. The remaining $469,000 was related to other merger and integration costs. No additional accrual for severance was made at the end of the year; however, approximately 22 employee positions were reduced in early 2002 as a result of the closure of the Needham facility. During the year ended December 31, 2002, the Company paid $401,000 and $1.3 million relating to severance and Needham facility costs, respectively. Of these costs, $226,000 related to severance for termination announced in the first quarter of 2002 and therefore was recorded as an expense in the first quarter of 2002. During the third quarter of 2002, the Company determined that based on current real estate market conditions in Needham, Massachusetts, its assumptions for sublease income should be reduced and an additional lease abandonment charge of $653,000 was recorded in selling, general and administrative expenses. In 2003, no other additional charges related to the Needham lease were determined to be necessary and the Company paid $938,000 related to Needham facility costs.

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Other	Total
Established at date of Combination	$1,452	$1,065	$—	$2,517
Additional 2001 charges	—	1,304	469	1,773
Amounts paid	(1,277)	(112)	(469)	(1,858)

Balance at December 31, 2001	175	2,257	—	2,432
Additional 2002 charges	226	653		879
Amounts paid	(401)	(1,340)	—	(1,741)

Balance at December 31, 2002	—	1,570	—	1,570
Additional 2003 charges	—	—	—	—
Amounts paid	—	(938)	—	(938)

Balance at December 31, 2003	$—	$632	$—	$632

(10)    Credit Facilities

On September 29,2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (2.87% at December 31, 2003). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.12% at December 31, 2003). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of December 31, 2003, the Company had no borrowings and available credit of $20.0 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the facility. As of December 31, 2003, the Company was in compliance with the financial covenants and capital expenditure and acquisition limitations as set forth in the Bank of America Facility.

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

The Company leases its Salinas paint manufacturing facility center from an entity comprised of its Chief Executive Officer and another significant stockholder. The lease expires on August 5, 2005 and calls for monthly rent payments of $22,000.

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

The following table reflects actual income taxes based on the income tax status of the Company and its subsidiaries for the respective periods (in thousands):

	For the Fiscal Years Ended December 31,
	2003	2002	2001
Federal:
Current	$(13)	$237	$(350)
Deferred	(3,882)	(369)	(5,604)

Total	$(3,895)	$(132)	$(5,677)

State:
Current	$287	$569	$59
Deferred	(29)	111	(942)

Total	$258	$680	$(863)

Total income tax expense (benefit):
Current	$274	$806	$(291)
Deferred	(3,911)	(258)	(6,546)

Total	$(3,637)	$548	$(6,837)

The Company’s actual tax expense (benefit) differs from the statutory federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001, as shown in the following schedule (in thousands):

	For the Fiscal Years Ended December 31,
	2003	2002	2001
Income tax expense (benefit) at statutory rate	$1,461	$1,050	$(14,983)
Effect of (income) loss not subject to federal taxes	—	—	669
State income taxes	270	216	(581)
Non-deductible amortization of goodwill	—	—	1,192
Non-deductible impairment of goodwill	—	—	6,972
Effect of change in tax status	—	—	(365)
Change in tax law	(2,401)	—	—
Change in beginning period valuation allowance	(2,792)	(576)	—
Other	(175)	(142)	259

Actual tax expense (benefit)	$(3,637)	$548	$(6,837)

The following table displays the tax effects of temporary differences (in thousands):

	For the Fiscal Years Ended December 31,
	2003	2002	2001
Deferred tax assets:
Allowance for bad debts	$189	$182	$230
Accrued expenses	489	850	1,435
State taxes	105	88	10
Net operating loss and tax credit carry forward	8,530	6,934	6,323
Inventories	431	374	424
Property, equipment and intangible assets	22	219	543

	9,766	8,647	8,965
Less valuation allowance	(2,185)	(4,977)	(5,553)

Net deferred tax assets	$7,581	$3,670	$3,412

The valuation allowance is related to the deferred income tax assets acquired in the Combination. The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. A valuation allowance has been established for the net operating loss, which, if not utilized, will expire between 2006 and 2020. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although the valuation allowance was related to the assets acquired in the Combination, the 2003 and 2002 reduction in the beginning period valuation allowance has been reflected as a reduction to income tax expense because the long-lived assets acquired in the Combination were impaired as of December 31, 2001.

During fiscal year 2003, the Company recognized a current tax benefit of $2.4 million related to net operating losses generated by the SmarterKids.com acquisition. The benefit came from additional net operating losses made available to the Company as a result of a 2003 Internal Revenue Service Notice pertaining to Section 382 limitations. Also, during fiscal year 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. This resulted in a tax benefit of $2.8 million for fiscal year 2003.

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

(14)    Employee Benefits

Retirement Savings Plan

Employees of the Company are eligible to participate in the Excelligence Learning Corporation 401(k) Plan (the “Plan”). The Plan is a defined contribution plan operating under Section 401(k) of the Internal Revenue

Code of 1986, as amended. Employees are eligible to participate in the Plan after completing 90 days of service. Participants may defer up to 15% of their compensation, up to a maximum of $12,000 in 2003, as a contribution to the Plan. Participants who are 50 years or older have the option to defer an additional $1,000 in 2003. The Company matches 15% of employee contributions to the Plan up to a maximum of 6% of their compensation. The Company suspended matching participants’ contributions to the Plan from February through September 2002.

Participant contributions are 100% vested immediately. Employer contributions are subject to the following vesting schedule:

Year 2 of service	20%
Year 3 of service	40%
Year 4 of service	60%
Year 5 of service	100%

The Company’s expense related to matching participants’ contributions to the Plan was $60,000, $30,000, and $224,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Options

In March 2001, the Company also adopted the Excelligence Learning Corporation 2001 Stock Option and Incentive Plan pursuant to which the Company’s Board of Directors may grant stock options to key employees, directors and certain consultants of the Company. The 2001 Stock Option and Incentive Plan, which was amended and restated in its entirety in May 2003 upon receipt of stockholder approval, authorizes grants of options to purchase up to 1.8 million shares of common stock.

In March 2001, the Company also adopted the Excelligence Learning Corporation 2001 Non-Employee Director Stock Option Plan pursuant to which the Company’s Board of Directors may grant stock options as an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors. The 2001 Non-Employee Director Stock Option Plan authorizes grants of options to purchase up to 300,000 shares of common stock.

Prior to the Combination, Earlychildhood recorded deferred compensation of $2.8 million as of December 31, 2000, representing the difference between the exercise price and the implied fair value of the related membership interests at the date of grant. As a result of the Combination, all outstanding options to purchase Earlychildhood membership interests were exchanged for, and all options to purchase SmarterKids.com common stock were converted into, options to purchase the Company’s common stock. As accounted for under the purchase price allocation, the Company recorded deferred compensation of $42,000 as of May 1, 2001, representing the difference between the fair value and exercise price of unvested options to purchase SmarterKids.com common stock converted into options to purchase the Company’s common stock. Warrants to purchase SmarterKids.com common stock were cancelled in connection with the Combination.

The following table summarizes stock option activity from the date of the Combination to December 31, 2003:

	Shares In Thousands	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options issued in the Combination, April 30, 2001	610	$0.15—$12.00	$6.44
Options granted	780	$1.43—$ 3.60	$1.87
Options lapsed or cancelled	(212)	$0.15—$12.00	$10.42
Options exercised	(33)	$0.15—$ 1.07	$1.00

Options outstanding, December 31, 2001	1,145		$2.79
Options granted	296	$1.38—$ 3.60	$2.00
Options lapsed or cancelled	(170)	$0.15—$12.00	$7.05
Options exercised	(30)	$0.15—$ 0.15	$0.15

Options outstanding, December 31, 2002	1,241		$2.04
Options granted	66	$2.98—$ 6.31	$4.81
Options lapsed or cancelled	(35)	$0.15—$12.00	$2.13
Options exercised	(125)	$0.15—$ 1.43	$0.87

Options outstanding, December 31, 2003	1,147		$2.47

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares In Thousands	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares In Thousands	Weighted Average Exercise Price
under $1.00	92	6.9	$0.15	92	$0.15
1.01 to 2.00	712	7.8	1.40	411	1.40
2.01 to 4.00	258	7.2	3.36	161	3.60
4.01 to 11.00	50	5.5	10.67	5	10.67
over $11.00	35	6.6	12.00	32	$12.00

	1,147	7.5	$2.47	701	$2.30

The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $5.58, $2.47 and $2.21, respectively. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options
Year Ended December 31,	2003	2002	2001
Expected life (in years)	9.6	8.5	8.2
Risk-free interest rate	4.58%	3.86%	4.40%
Volatility	99.0%	82.0%	60.0%
Dividend yield	0.0%	0.0%	0.0%

In March 2001, the Company adopted the Excelligence Learning Corporation 2001 Employee Stock Purchase Plan that covers substantially all employees, which was amended and restated in its entirety for the second time in May 2002 upon receipt of stockholder approval. By contributing a percentage of their compensation, participants in the plan may elect to purchase the Company’s common stock at a 15% discount of the lower of the closing price at the beginning or end of any six-month payment period. The first six-month payment period began in March 2002. The number of shares purchased through the plan for fiscal year 2003 was 21,652, with an average price of $1.91. For fiscal year 2002, 7,710 shares were purchased through the plan, with an average price of $1.05. The Company suspended the 2001 Employee Stock Purchase Plan in August 2003.

(15)    Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments as of December 31, 2003 under operating leases are as follows (in thousands):

Operating Leases
2004	$4,129
2005	2,778
2006	2,146
2007	1,824
2008	794
Thereafter	1,056

$12,727

As provided in SFAS No. 13, Accounting for Leases, rental expenses for certain operating lease agreements with step rent increases are recognized on a straight-line basis over the term of the lease. Total rental expense under operating leases was $3.7 million, $3.9 million and $4.0 million for December 31, 2003, 2002, and 2001, respectively.

As stated in Note 12, the Company leases one of its warehouse facilities from a company owned by its Chief Executive Officer and one of its other significant stockholders.

(16)    Segment Information

In fiscal year 2001, the Company operated in three segments, educational products, fundraising and consumer. During the first quarter of 2002, the Company renamed the educational products segment the Early Childhood segment and the fundraising segment became the Elementary School segment. In addition to the name changes, the consumer segment became the consumer distribution channel of the Early Childhood segment and ceased being reported by the Company as a separate business segment. Prior year segment numbers have been restated to reflect this change. The consumer segment was created as a result of the Combination and therefore was not part of the Company until May 1, 2001. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, ECMD and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report filed on Form 10-K. The Company’s supplemental profit measure is EBITDA. EBITDA, a non-GAAP financial measure which the Company believes is a meaningful supplemental measure of its operating performance, is calculated by adding back to net income (loss): net interest, income taxes, depreciation and amortization. EBITDA is presented because the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication of the Company’s ability to service debt and fund future capital expenditure requirements. The Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. This information should not be considered an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Revenues by segment and reconciliation of net income (loss) to EBITDA follows (in thousands):

	Early Childhood			Elementary School			Consolidated
	December 31,			December 31,			December 31,
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net revenues	$78,490	$70,190	$63,000	$31,431	$30,570	$29,849	$109,921	$100,760	$92,849

Net income (loss)	$7,237	$(217)	$(37,662)	$574	$2,669	$1,761	$7,811	$2,452	$(35,971)
Interest—net	247	409	779	—	(18)	—	247	391	779
Income taxes	(4,100)	548	(6,837)	463	—	—	(3,637)	548	(6,767)
Depreciation and amortization	1,146	1,168	6,554	551	386	912	1,697	1,554	7,466

EBITDA	$4,530	$1,908	$(37,166)	$1,588	$3,037	$2,673	$6,118	$4,945	$(34,493)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment. Such inter-segment charges are based on estimates of its actual costs for such activities. Inter-segment charges amounted to $580,000, $577,000 and $429,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company allocates income tax expense for the current year based on a percentage of each segment’s pre-tax income. The non-recurring adjustments related to the change in tax law and adjustment to the deferred tax valuation allowance directly related to the Early Childhood segment and therefore the benefit of the adjustments is reflected entirely in that segment. Prior to fiscal year 2003, no allocation of income tax was made to the Elementary School segment.

The segment asset information available is as follows:

	December 31,
	2003	2002
Assets
Early Childhood	$38,097	$32,006
Elementary School	19,136	18,358
Eliminations	(11,310)	(11,310)

Total	$45,924	$39,054

(17)    Quarterly Information (Unaudited)

	March 31	June 30	September 30	December 31
2003:
Revenues	$17,418	$23,645	$50,951	$17,907
Gross margin	$6,128	$8,732	$18,654	$5,980
Operating income (loss)	$(1,974)	$665	$8,872	$(2,926)
Net income (loss)	$(1,148)	$320	$7,848	$791
Basic and diluted net income (loss) per share	$(0.14)	$0.04	$0.92	$0.09
2002:
Revenues	$15,574	$22,091	$46,264	$16,831
Gross margin	$5,621	$8,255	$17,216	$5,190
Operating income (loss)	$(2,822)	$588	$8,450	$(2,825)
Net income (loss)	$(2,912)	$433	$5,926	$(995)
Basic and diluted net income (loss) per share	$(0.35)	$0.05	$0.71	$(0.12)
2001:
Revenues	$13,929	$19,244	$42,220	$17,456
Gross margin	$5,598	$7,237	$16,017	$4,250
Operating income (loss)	$(2,317)	$(4,371)	$3,519	$(38,002)
Net income (loss)	$(2,231)	$(4,211)	$1,534	$(31,063)
Basic and diluted net income (loss) per share	$(0.40)	$(0.57)	$0.18	$(3.72)

Excelligence Learning Corporation

Schedule II

Valuation and Qualifying Accounts

	For the Fiscal Years Ended December 31,
	2003	2002	2001
	(in thousands)
Allowance for Doubtful Accounts:
Balance at beginning of period	$479	$583	$353
Additions charged to expense	545	404	699
Deductions (write-offs)	(543)	(508)	(469)

Balance at end of period	$481	$479	$583