Form 10-Q
period 2004-03-31
EXCELLIGENCE LEARNING CORP
filed 2004-05-11
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,756,287 shares outstanding as of May 7, 2004.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation, competition, integration of acquired businesses, enhancement of the Company’s technology and protection of the Company’s intellectual property. As such, actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements.

When used in this Quarterly Report on Form 10-Q and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in Item 1 under “Risk Factors” in the Company’s Annual Report on Form 10-K.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

The Company has based its forward-looking statements on current expectations and projections about future events and assumes no obligation to update publicly any forward-looking information that may be made by or on behalf of the Company in this Quarterly Report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so under applicable law.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003*
ASSETS
Current assets :
Cash and cash equivalents	$2,857	$3,620
Accounts receivable, net	5,259	5,480
Inventories	20,427	15,133
Prepaid expenses and other current assets	3,189	2,937
Deferred income taxes	1,315	1,214

Total current assets	33,047	28,384
Property and equipment, net	4,493	4,070
Deferred income taxes	6,860	6,367
Other assets	302	307
Goodwill	5,878	5,878
Other intangible assets, net	875	918

Total assets	$51,455	$45,924

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,171	$3,018
Accrued expenses	3,094	2,955
Income tax payable	31	234
Other current liabilities	335	186

Total current liabilities	12,631	6,393

Redeemable common shares, 100,000 shares authorized, issued and outstanding at December 31, 2003	—	400

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,731,287 and 8,549,423 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	87	85
Additional paid-in capital	62,849	62,353
Deferred stock compensation	(782)	(920)
Accumulated deficit	(23,330)	(22,387)

Total stockholders’ equity	38,824	39,131

Total liabilities, redeemable securities and stockholders’ equity	$51,455	$45,924

*	Derived from audited consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$19,836	$17,418
Cost of goods sold	12,928	11,290

Gross profit	6,908	6,128

Operating expenses:
Selling, general and administrative	8,506	8,027
Amortization of other intangible assets	43	75

Operating loss	(1,641)	(1,974)

Other (income) expense:
Interest expense	5	32
Interest income	(2)	(5)

Loss before income taxes	(1,644)	(2,001)
Income tax benefit	701	853

Net loss	$(943)	$(1,148)

Net Loss Per Share Calculation:
Net loss per share – basic and diluted	$(0.11)	$(0.14)

Weighted average shares used in net loss per share calculation – basic and diluted	8,688,474	8,471,463

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(943)	$(1,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427	421
Provision for losses on accounts receivable	(115)	25
Equity-based compensation	138	143
Deferred income taxes	(594)	(853)
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	336	(382)
Inventories	(5,294)	(7,304)
Prepaid expenses and other current assets	(252)	258
Other assets	5	18
Accounts payable	6,153	6,526
Accrued expenses	139	(22)
Income tax related liabilities	(203)	(3)
Other current liabilities	149	(37)

Net cash used in operating activities	(54)	(2,358)

Cash flows from investing activities:
Purchase of property and equipment	(807)	(323)
Acquisition of Marketing Logistics, Inc.	—	(827)

Net cash used in investing activities	(807)	(1,150)

Cash flows from financing activities:
Borrowings on line of credit	—	12,852
Principal payments on line of credit	—	(8,457)
Exercise of employee stock options	98	13

Net cash provided by financing activities	98	4,408

Net (decrease) increase in cash and cash equivalents	(763)	900
Cash and cash equivalents at beginning of period	3,620	2,713

Cash and cash equivalents at end of period	$2,857	$3,613

Supplemental disclosures of cash flow information:
Issuance of redeemable common shares in acquisition	$—	$400
Cash payments during the period:
Cash paid for interest	$—	$2
Cash paid for taxes	$96	$3

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) The Business

Excelligence Learning Corporation, a Delaware corporation, is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Excelligence Learning Corporation’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood LLC, a California limited liability company (“Earlychildhood”), Educational Products, Inc., a Texas corporation (“EPI”), Marketing Logistics, Inc., a Minnesota corporation d.b.a. Early Childhood Manufacturers’ Direct (“ECMD”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 was derived from the audited consolidated financial statements of Excelligence Learning Corporation (together with its wholly-owned subsidiaries, the “Company”) for the fiscal year ended December 31, 2003. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Company’s consolidated annual sales are generated in the third quarter. The working capital needs of the Company are greatest in the second quarter as inventory levels are increased to meet seasonal demands.

Equity-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation to account for its equity-based compensation plans. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(943)	$(1,148)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	138	143
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	436	222

Pro forma net loss	$(1,241)	$(1,227)

Net loss per share calculation:
Net loss per share – basic and diluted, as reported	$(0.11)	$(0.14)

Net loss per share – basic and diluted, pro forma	$(0.14)	$(0.15)

Weighted average shares used in net loss per share calculation – basic and diluted	8,688,474	8,471,463

The fair value of these options was estimated using the Black-Scholes model, with the following weighted average assumptions:

	Stock Options
Three Months Ended March 31,	2004	2003
Expected life (in years)	9.6	8.5
Risk-free interest rate	4.58%	3.86%
Volatility	99.0%	82.0%
Dividend yield	0.0%	0.0%

Recent Accounting Pronouncement

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 104,Revenue Recognition—Corrected Copy. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on January 1, 2004. The Company’s application of the interpretative guidance in SAB 104 in the three months ended March 31, 2004 did not have a significant impact on the Company’s condensed consolidated financial statements.

(2) Business Combinations

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller of ECMD had a one-time option, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash. The seller did not exercise this option and the redeemable common shares were subsequently reclassified to permanent equity.

The allocation of the purchase price of $1.2 million plus transaction costs of $71,000 is summarized as follows (in thousands):

Goodwill	$1,177
Trademarks	94

Total purchase price	$1,271

(3) Unaudited Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share information for the three months ended March 31, 2004 and 2003 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2004 and 2003 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss	$(943)	$(1,148)

Weighted average shares used in net loss per share calculation – basic and diluted	8,688,474	8,471,463

Net loss per share – basic and diluted	$(0.11)	$(0.14)

Common stock equivalents of 658,562 and 533,935 for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

(4) Segment Information

The Company operates in two business segments, the Early Childhood segment and the Elementary School segment. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, ECMD, and Earlychildhood NEWS. The Early Childhood segment develops, markets and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s supplemental profit measure is EBITDA. EBITDA, a non-GAAP financial measure that the Company believes is a meaningful supplemental measure of its operating performance, is calculated by adding back to net income (loss): net interest, income taxes, depreciation and amortization. EBITDA is presented because the Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. In addition, the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication for the Company’s ability to service debt and fund capital expenditure requirements. EBITDA information should not be considered an alternative to any measure of performance promulgated under generally accepted accounting principles (such as operating income (loss) or net income (loss)) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Revenues by segment and reconciliation of net loss to EBITDA follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003
Net revenues	$18,172	$15,501	$1,664	$1,917	$19,836	$17,418

EBITDA:
Net loss	$(17)	$(351)	$(926)	$(797)	$(943)	$(1,148)
Net interest charges	3	26	—	1	3	27
Income taxes	(12)	(240)	(689)	(613)	(701)	(853)
Depreciation and amortization	266	294	161	127	427	421

EBITDA (loss)	$240	$(271)	$(1,454)	$(1,282)	$(1,214)	$(1,553)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, for the Elementary School segment. Intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation and amounted to $144,922 for each of the three months ended March 31, 2004 and 2003.

The segment asset information available is as follows (in thousands):

	March 31, 2004	December 31, 2003
Assets
Early Childhood	$41,590	$38,098
Elementary School	21,175	19,136
Eliminations	(11,310)	(11,310)

Total	$51,455	$45,924

(5) Goodwill and Intangibles

The following table identifies the major classes of intangible assets at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(795)	$953	$(787)
Customer Lists	1,410	(693)	1,410	(658)

	$2,363	$(1,488)	$2,363	$(1,445)

Total amortization expense on intangible assets was $43,000 and $75,000 for the three months ended March 31, 2004 and 2003, respectively.

The carrying amount of goodwill was $5.9 million at March 31, 2004 and December 31, 2003. During the first quarter of 2003, the Company recorded $1.1 million in additional goodwill through its purchase of Marketing Logistics, Inc. There was no impairment loss recorded during the three months ended March 31, 2004 and 2003.

(6)	Debt

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (2.84% at March 31, 2004). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.09% at March 31, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of March 31, 2004 and December 31, 2003, the Company had no borrowings and available credit of $19.5 million under the Bank of America Facility. The available credit has been reduced by $500,000 due to the Company’s outstanding letters of credit.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of March 31, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

(7) Restructuring Liabilities

In 2001, the Company approved a restructuring plan that included the closure of its Needham, Massachusetts facility. The closure of the Needham facility consolidated information systems and marketing functions in Monterey, California and reduced the administrative costs associated with operating an additional facility. The restructuring costs expense related to exit costs associated with the Needham facility lease and various equipment leases that were no longer going to be utilized by the Company’s operations.

In 2003, no other additional charges related to the Needham lease were determined to be necessary and the Company paid $938,000 related to Needham facility costs. During the three months ended March 31, 2004, no additional charges were incurred and the Company paid $126,000 related to Needham facility costs.

A rollforward of activity in restructuring related liabilities follows (in thousands):

Needham Facility
Balance at December 31, 2002	$1,570
Additional 2003 charges	—
Amounts paid	(938)

Balance at December 31, 2003	632
Additional 2004 charges	—
Amounts paid	(126)

Balance at March 31, 2004	$506

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All of the foregoing is supported by a national sales force, which, as of March 31, 2004, numbered 72 people.

The Company operates in two business segments: Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, ECMD, SmarterKids.com and Earlychildhood NEWS . The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

Results of Operations

Revenues

Revenues increased 13.8% to $19.8 million for the three months ended March 31, 2004, up $2.4 million from the $17.4 million recorded for the same period in 2003. The increase was attributable to revenue growth of $2.7 million in the Early Childhood segment. The Early Childhood segment continued its trend of revenue growth through new product offerings, new customer solicitation and improved sales and marketing strategies. For the Elementary School segment, revenues decreased by $253,000 to $1.7 million for the three months ended March 31, 2004, compared to revenues of $1.9 million for the same period in 2003. The decrease in revenue in the Elementary School segment is primarily related to decreased sales in off-season science fair and general merchandise related products.

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

Gross Profit

Gross profit was $6.9 million for the three-month period ended March 31, 2004, a $780,000 increase over the gross profit of $6.1 million for the same period in 2003. The increase was primarily attributable to increased revenue for the period. Gross profit as a percentage of sales decreased from 35.1% for the first quarter of 2003 to 34.8% for the first quarter of 2004. The decrease in gross profit percentage was due to increased freight charges and changes in the Company’s revenue mix.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended March 31, 2004 and 2003 was $1.5 million and $1.4 million, respectively, or 7.6% and 8.0% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended March 31, 2004 and 2003 was $800,000 and $568,000, respectively, or 4.0% and 3.3% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $8.5 million and $8.0 million for the three months ended March 31, 2004 and 2003, respectively. The overall change was the result of a $547,000 increase in the Early Childhood segment’s selling, general and administrative expenses, partially offset by a decrease in the Elementary School segment’s operating expenses of $67,000.

The increase in the Early Childhood segment’s selling, general and administrative expenses was primarily related to costs associated with new catalogs and, to a lesser extent, an increase in labor costs. The decrease in the Elementary School segment’s selling, general and administrative expenses was primarily the result of decreased labor costs related to the consolidation of warehouse and production facilities into one location, partially offset by one-time freight costs associated with the transfer of inventory to the consolidated location.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 and $75,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during 2003.

Interest Expense

Interest expense was $5,000 and $32,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest expense was due to the Company carrying no outstanding balance on its credit facility during the three months ended March 31, 2004 compared to the same period in 2003, as well as to lower amortization charges related to the initial loan fees charged on the Bank of America Facility compared to those charged on the GMAC Facility.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax benefit of $701,000 and $853,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The effective tax rate for the three months ended March 31, 2004 and 2003 approximates the Company’s combined federal and state statutory tax rate of 42.6%.

Recent Accounting Pronouncement

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 104,Revenue Recognition—Corrected Copy. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on January 1, 2004. The Company’s application of the interpretative guidance in SAB 104 in the three months ended March 31, 2004 did not have a significant impact on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is the Bank of America Facility. As of March 31, 2004, the Company had net working capital of $20.4 million.

During the three months ended March 31, 2004, the Company’s operating activities used $54,000 of cash. The use of cash was primarily related to operating losses and working capital. The Company used $807,000 in cash for investing activities during the three months ended March 31, 2004, with which the Company purchased property and equipment. The Company obtained $98,000 in cash through financing activities from issuance of equity.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (2.84% at March 31, 2004). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.09% at March 31, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of March 31, 2004 and December 31, 2003, the Company had no borrowings and available credit of $19.5 million under the Bank of America Facility. The available credit has been reduced by $500,000 due to the Company’s outstanding letters of credit.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of March 31, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

The following table summarizes the Company’s contractual obligations as of March 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$11,864	$3,806	$6,225	$1,251	$402

Included in non-cancelable operating leases is $646,000 in future cash requirements related to the abandonment of the Needham, Massachusetts facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24 month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham facility.On May 30, 2003, the Company signed a 14-month lease agreement to sublease an additional 48.5%, or 19,000 square feet, of the Needham facility. The Company is currently negotiating with one of the existing sub-tenants for the remaining space and expects to have that space subleased in the second quarter of 2004.

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

As of March 31, 2004, the Company did not have any guarantees, including loan guarantees or indirect guarantees.

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the second quarter and full fiscal year of 2004. Actual results may differ materially from these expectations. The Company does not undertake to update these expectations, except to the extent that the Company is required to do so. See “Forward-Looking Statements.”

Management’s goal is to achieve revenue growth in 2004 through increasing circulation of its catalogs, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, implementing more aggressive pricing strategies in both segments and enhancing the Company’s websites. The Company’s ability to realize this growth may be negatively affected by, among other things, changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

For the second quarter of 2004,

•	Net revenues are expected to be between $24 and $27 million;
•	EBITDA is expected to be between $700,000 and $1.7 million; and

•	Operating income is expected to be between $200,000 and $1.2 million.

For full fiscal year 2004,

•	Net revenues are expected to be between $115 and $125 million;

•	EBITDA is expected to be between $7 and $12 million; and

•	Operating income is expected to be between $5 and $9 million.

The Company’s supplemental profit measure is EBITDA. EBITDA is presented because the Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. In addition, the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication of the Company’s ability to service debt and fund future capital expenditure requirements. EBITDA, a non-GAAP financial measure that the Company believes is a supplemental measure of its operating performance, is calculated by adding back to net income (loss): net interest, income taxes, depreciation and amortization. EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income (loss) or net income (loss)) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. See note 4 to the Company’s condensed consolidated financial statements for a reconciliation of net loss to EBITDA.

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Early Childhood and Elementary School segments’ consolidated annual sales are generated in the third quarter. The Company’s working capital needs are greatest during the second quarter as inventory levels are increased to meet seasonal demands.

Inflation

Inflation has and is expected to have only a minor effect on the Company’s results of operations and sources of liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risk includes “forward-looking statements” that involve risks and uncertainties that could significantly affect anticipated results in the future. Actual results could differ materially from those projected in the forward-looking statements. See “Forward-Looking Statements.” The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of March 31, 2004, the Company had no borrowings under the Bank of America Facility and available borrowing capacity of $19.5 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

* 10.1 First Amendment to LearningStar Corp. Amended and Restated 2001 Stock Option and Incentive Plan, dated as of March 31, 2004.

* 10.2 Amendment No. 2 to that Lease Agreement dated November 2, 1999, between Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.) and Excelligence Learning Corporation (formerly known as LearningStar Corp.) for that Premises Located at 2 Lower Ragsdale Drive, Suite 125, Monterey, California.

* 10.3 Amendment No. 4 to that Lease Agreement dated March 23, 1999, between Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.) and Excelligence Learning Corporation (formerly known as LearningStar Corp.) for that Premises Located at 2 Lower Ragsdale Drive, Suite 200, Monterey, California.

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

* 32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On February 23, 2004, the Company reported the announcement of its earnings for the fourth quarter and fiscal year ended December 31, 2003 on Form 8-K under Item 12, attaching the related press release issued by the Company.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2004

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Richard Delaney

Richard Delaney Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)