Form 10-Q
period 2004-06-30
EXCELLIGENCE LEARNING CORP
filed 2004-08-13
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,807,627 shares outstanding as of August 10, 2004.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$2,658	$3,620
Accounts receivable, net	10,323	5,480
Inventories	31,730	15,133
Prepaid expenses and other current assets	2,908	2,937
Deferred income taxes	1,288	1,214

Total current assets	48,907	28,384
Property and equipment, net	5,037	4,070
Deferred income taxes	6,778	6,367
Other assets	297	307
Goodwill	5,878	5,878
Other intangible assets, net	831	918

Total assets	$67,728	$45,924

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$9,250	$—
Accounts payable	16,033	3,018
Accrued expenses	2,793	2,955
Income tax liabilities	—	234
Other current liabilities	376	186

Total current liabilities	28,452	6,393

Redeemable common shares, 100,000 shares authorized, issued and outstanding at December 31, 2003	—	400

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,801,374 and 8,549,423 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	88	85
Additional paid-in capital	63,026	62,353
Deferred stock compensation	(644)	(920)
Accumulated deficit	(23,194)	(22,387)

Total stockholders’ equity	39,276	39,131

Total liabilities, redeemable securities and stockholders’ equity	$67,728	$45,924

*	Derived from audited consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$26,549	$23,645	$46,385	$41,063
Cost of goods sold	17,265	14,913	30,193	26,203

Gross profit	9,284	8,732	16,192	14,860

Operating expenses:
Selling, general and administrative	8,970	7,995	17,476	16,022
Amortization of other intangible assets	44	72	87	147

Operating income (loss)	270	665	(1,371)	(1,309)

Other (income) expense:
Gain on sale of assets	(5)	—	(5)	—
Interest expense	40	109	45	141
Interest income	—	(2)	(2)	(7)

Income (loss) before income taxes (benefit)	235	558	(1,409)	(1,443)
Income tax (benefit)	99	238	(602)	(615)

Net income (loss)	$136	$320	$(807)	$(828)

Net income (loss) per share calculation:
Net income (loss) per share – basic	$0.02	$0.04	$(0.09)	$(0.10)

Net income (loss) per share – diluted	$0.01	$0.04	$(0.09)	$(0.10)

Weighted average shares used in basic net income (loss) per share calculation	8,767,111	8,524,664	8,729,665	8,489,149
Weighted average shares used in diluted net income (loss) per share calculation	9,363,325	9,123,198	8,729,665	8,489,149

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(807)	$(828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	840
Gain on sale of assets	(5)	—
Provision for losses on accounts receivable	(22)	10
Equity-based compensation	276	285
Deferred income taxes	(485)	(615)
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	(4,821)	(4,237)
Inventories	(16,597)	(15,523)
Prepaid expenses and other current assets	29	(219)
Other assets	10	38
Accounts payable	13,015	12,465
Accrued expenses	(162)	(635)
Income tax related liabilities	(234)	(17)
Other current liabilities	190	206

Net cash used in operating activities	(8,771)	(8,230)

Cash flows from investing activities:
Purchase of property and equipment	(1,717)	(795)
Acquisition of Marketing Logistics, Inc.	—	(869)

Net cash used in investing activities	(1,717)	(1,664)

Cash flows from financing activities:
Borrowings on line of credit	9,250	41,453
Principal payments on line of credit	—	(31,302)
Issuance of equity, net of fees	276	16

Net cash provided by financing activities	9,526	10,167

Net increase (decrease) in cash and cash equivalents	(962)	273
Cash and cash equivalents at beginning of period	3,620	2,713

Cash and cash equivalents at end of period	$2,658	$2,986

Supplemental disclosures of cash flow information:
Issuance of redeemable common shares in acquisition	$—	$400
Cash payments during the period:
Cash paid for interest	$23	$61
Cash paid for taxes	$210	$150

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Company’s consolidated annual sales have historically been generated in the third quarter. Therefore, the first six months are not representative of the expected results for entire year. The working capital needs of the Company are greatest in the second quarter as inventory levels are increased to meet seasonal demands.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$136	$320	$(807)	$(828)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	138	143	276	285
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	401	468	804	935

Pro forma net loss	$(127)	$(5)	$(1,335)	$(1,478)

Net income (loss) per share calculation:
Net income (loss) per share – basic, as reported	$0.02	$0.04	$(0.09)	$(0.10)

Net income (loss) per share – diluted, as reported	$0.01	$0.04	$(0.09)	$(0.10)

Net loss per share – basic and diluted, pro forma	$(0.01)	$(0.00)	$(0.15)	$(0.17)

Weighted average shares used in net income (loss) per share calculation – basic, as reported	8,767,111	8,524,664	8,729,665	8,489,149
Weighted average shares used in net income (loss) per share calculation – diluted, as reported	9,363,325	9,123,198	8,729,665	8,489,149
Weighted average shares used in net income (loss) per share calculation – basic and diluted, pro forma	8,767,111	8,524,664	8,729,665	8,489,149

The fair value of these options was estimated using the Black-Scholes model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life (in years)	7	8	7	8
Risk-free interest rate	4.62%	3.86%	4.62%	3.86%
Volatility	65.8%	82.0%	65.8%	82.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Recent Accounting Pronouncement

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on January 1, 2004. The Company’s application of the interpretative guidance in SAB 104 in the three and six months ended June 30, 2004 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

The allocation of the purchase price of $1.3 million, including transaction costs of $71,000, is summarized as follows (in thousands):

Goodwill	$1,177
Trademarks	94

Total purchase price	$1,271

(3) Unaudited Basic and Diluted Net Income (Loss) Per Share

The basic and diluted net income (loss) per share information for the three and six months ended June 30, 2004 and 2003 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$136	$320	$(807)	$(828)

Weighted average shares used in basic net income (loss) per share calculation	8,767,111	8,524,664	8,729,665	8,489,149
Weighted average shares used in diluted net income (loss) per share calculation	9,363,325	9,123,198	8,729,665	8,489,149

Net income (loss) per share – basic	$0.02	$0.04	$(0.09)	$(0.10)

Net income (loss) per share – diluted	$0.01	$0.04	$(0.09)	$(0.10)

Common stock equivalents of 596,213 and 598,534 are included in the diluted weighted average shares for the three months ended June 30, 2004 and 2003, respectively. Common stock equivalents of 605,139 and 565,185 for the six months ended June 30, 2004 and 2003, respectively, have been excluded in the computation of diluted net loss per share as the effect of such equivalent shares is anti-dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options.

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

	Early Childhood		Elementary School		Consolidated
	Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Net revenues	$21,542	$18,905	$5,007	$4,740	$26,549	$23,645

EBITDA:
Net income (loss)	$568	$677	$(432)	$(357)	$136	$320
Net interest	40	107	—	—	40	107
Income taxes	423	481	(324)	(243)	99	238
Depreciation and amortization	241	287	174	132	415	419

EBITDA	$1,272	$1,552	$(582)	$(468)	$690	$1,084

	Early Childhood		Elementary School		Consolidated
	Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Net revenues	$39,715	$34,407	$6,670	$6,656	$46,385	$41,063

EBITDA:
Net income (loss)	$552	$325	$(1,359)	$(1,153)	$(807)	$(828)
Net interest	43	134	—	—	43	134
Income taxes	411	241	(1,013)	(856)	(602)	(615)
Depreciation and amortization	505	581	337	259	842	840

EBITDA	$1,511	$1,281	$(2,035)	$(1,750)	$(524)	$(469)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, for the Elementary School segment. Intersegment charges are based on estimates of its actual costs for such activities. Intersegment charges have been eliminated in the consolidation and amounted to $144,922 for each of the three months ended June 30, 2004 and 2003 and $289,844 for each of the six months ended June 30, 2004 and 2003.

The segment asset information available is as follows (in thousands):

	June 30, 2004	December 31, 2003
Assets
Early Childhood	$54,600	$38,098
Elementary School	24,438	19,136
Eliminations	(11,310)	(11,310)

Total	$67,728	$45,924

(5) Goodwill and Intangibles

The following table identifies the major classes of intangible assets at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(803)	$953	$(787)
Customer Lists	1,410	(729)	1,410	(658)

	$2,363	$(1,532)	$2,363	$(1,445)

Total amortization expense on intangible assets was $44,000 and $72,000 for the three months ended June 30, 2004 and 2003, respectively, and $87,000 and $147,000 for the six months ended June 30, 2004 and 2003, respectively. The carrying amount of goodwill was $5.9 million at June 30, 2004 and at December 31, 2003. During the six months ended June 30, 2003, the Company recorded $1.2 million in goodwill through its purchase of Marketing Logistics, Inc. There was no impairment loss recorded during either the three or six months ended June 30, 2004 or the three or six months ended June 30, 2003.

(6) Debt

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (3.11% at June 30, 2004). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.36% at June 30, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of June 30, 2004 and December 31, 2003, the Company had $9.3 million and zero borrowings, respectively, and available credit of $10.2 million and $19.5 million, respectively, under the Bank of America Facility. The available credit has been reduced by $500,000 due to the Company’s outstanding letters of credit as of June 30, 2004.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of June 30, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

(7) Restructuring Liabilities

In 2001, the Company approved a restructuring plan that included the closure of its Needham, Massachusetts facility. The closure of the Needham facility consolidated information systems and marketing functions in Monterey, California and reduced the administrative costs associated with operating an additional facility. The Company recorded restructuring expenses related to exit activities associated with the Needham facility lease and various equipment leases that were no longer going to be utilized by the Company’s operations.

In 2003, no other additional charges related to the Needham facility closure were determined to be necessary and the Company paid $938,000 related to Needham facility lease costs. During the six months ended June 30, 2004, the Company paid $387,000 related to Needham facility costs.

A rollforward of activity in restructuring related liabilities follows (in thousands):

Needham Facility Lease
Balance at December 31, 2002	$1,570
Additional 2003 charges	—
Amounts paid	(938)

Balance at December 31, 2003	632
Additional 2004 charges	—
Amounts paid	(387)

Balance at June 30, 2004	$245

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and parents;

•	EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations;

•	the SmarterKids.com website, through which the Company sells its educational products online to consumers;

•	its ECMD catalog, through which the Company markets and sells furniture and equipment to early childhood professionals; and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force, which, as of June 30, 2004, numbered 74 people.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Merger Integration Liabilities

The Company has established liabilities relating to the abandonment of its Needham facility. This liability was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, estimates of sublease income are extremely subjective. If there is a further decline in the commercial real estate market, the amounts the Company will ultimately realize could be different from the amounts assumed in arriving at the Company’s estimate of the cost of the lease abandonment.

Results of Operations

Revenues

Revenues were $26.5 million and $23.6 million for the three months ended June 30, 2004 and 2003, respectively, and $46.4 million and $41.1 million for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, revenue increased $2.9 million, or 12.3%, over the three months ended June 30, 2003. The increase was attributable to revenue growth in the Early Childhood segment of $2.6 million, and in the Elementary School segment of $267,000. For the six months ended June 30, 2004, revenue increased $5.3 million, or 12.9%, over the six months ended June 30, 2003. The increase was attributable to revenue growth in the Early Childhood segment of $5.3 million, and in the Elementary School segment of $14,000.

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

Gross Profit

Gross profit was $9.3 million and $8.7 million for the three months ended June 30, 2004 and 2003, respectively. The increase was primarily attributable to increased revenue in the period. Gross profit as a percentage of sales decreased from 36.9% for the second quarter of 2003 to 35% for the second quarter of 2004. The decrease in gross profit percentage was largely due to changes in product mix, as well as special offer pricing and increased freight charges.

Gross profit was $16.2 million and $14.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily attributable to increased revenue in the period. Gross profit as a percentage of sales decreased to 34.9% for the six months ended June 30, 2004 from 36.2% for the same period in 2003. The decrease in gross profit percentage was largely due to changes in product mix, as well as special offer pricing and increased freight charges.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended June 30, 2004 and 2003 was $1.5 million and $1.3 million, respectively, or 5.8% and 5.6% as a percentage of sales, respectively. For the six months ended June 30, 2004 and 2003, these shipping costs totaled $3.0 million and $2.7 million, respectively, or 6.5% and 6.5% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended June 30, 2004 and 2003 was $1.1 million and $658,000, respectively, or 4.1% and 2.8% as a percentage of sales, respectively. For the six months ended June 30, 2004 and 2003, these shipping costs totaled $1.9 million and $1.2 million, respectively, or 4.0% and 2.9% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $9.0 million and $8.0 million for the three months ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses were $17.5 million and $16.0 million for the six-month periods ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses as a percentage of sales were constant at 33.8% for the three months ended June 30, 2004 and 2003 and 37.7% and 38.9% for the six months ended June 30, 2004 and 2003, respectively.

The $1.0 million increase in selling, general and administrative expenses for the three months ended June 30, 2004 over 2003 was the result of increases in operating expenses in the Early Childhood and Elementary School segments of $741,000 and $234,000, respectively. The $1.5 million increase in selling, general and administrative expenses for the six months ended June 30, 2004 over 2003 was the result of increases in operating expenses in the Early Childhood and Elementary School segments of $1.3 million and

$167,000, respectively. The increases in the Early Childhood segment’s selling, general and administrative expenses was primarily related to the production of more catalogs in 2004 compared to 2003. The increase in the Elementary School segment’s selling, general and administrative expenses was primarily the result of an increase in sales and administration wages.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $44,000 and $72,000 for the three months ended June 30, 2004 and 2003, respectively, and $87,000 and $147,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease was due to significant portion of the Company’s other intangible assets becoming fully amortized during the prior year.

Interest Expense

Interest expense was $40,000 and $109,000 for the three months ended June 30, 2004 and 2003, respectively, and $45,000 and $141,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense was due to the Company carrying a much lower average outstanding balance on its line of credit during 2004 compared to the same periods in 2003, as well as lower amortization charges related to the initial loan fees charged on the Bank of America Facility compared to those charged on the GMAC Facility.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax expense of $99,000 and $238,000 with effective tax rates of 42.1% and 42.7% for the three-month periods ended June 30, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, income tax benefits were $602,000 and $615,000, respectively, resulting in effective tax rates of 42.7% and 42.6%, respectively.

Recent Accounting Pronouncement

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on January 1, 2004. The Company’s application of the interpretative guidance in SAB 104 in the three and six months ended June 30, 2004 did not have a significant impact on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is the Bank of America Facility. As of June 30, 2004, the Company had net working capital of $20.5 million.

During the six months ended June 30, 2004, the Company’s operating activities used $8.8 million of cash. The use of cash was primarily related to operating losses and working capital. The Company used $1.7 million in cash for investing activities during the six months ended June 30, 2004, with which the Company purchased property and equipment. The Company obtained $9.5 million in cash through financing activities, primarily from borrowings against its line of credit and from the issuance of equity.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (3.11% at June 30, 2004). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.36% at June 30, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of June 30, 2004 and December 31, 2003, the Company had $9.3 million and zero borrowings, respectively, and available credit of $10.2 million and $19.5 million, respectively, under the Bank of America Facility. The available credit has been reduced by $500,000 due to the Company’s outstanding letters of credit as of June 30, 2004. The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of June 30, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

The following table summarizes the Company’s contractual obligations as of June 30, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving line of credit	$9,250	$9,250	$—	$—	$—
Non-cancelable operating lease obligations	12,682	4,204	7,024	1,172	282

Total	$21,932	$13,454	$7,024	$1,172	$282

Included in non-cancelable operating leases is $369,000 in future cash requirements related to the abandonment of the Needham, Massachusetts facility. Such charges may be paid out over the remaining lease term, which expires October 2004. On November 12, 2002, the Company signed a 24-month lease agreement to sublease 25.5%, or 10,000 square feet, of the Needham facility. On May 30, 2003, the Company signed a 14-month lease agreement to sublease an additional 48.5%, or 19,000 square feet, of the Needham facility. On April 26, 2004 the Company signed a six-month lease agreement for the remaining square footage.

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

As of June 30, 2004, the Company did not have any guarantees, including loan guarantees or indirect guarantees.

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the third quarter and full fiscal year of 2004. Actual results may differ materially from these expectations. The Company does not undertake to update these expectations, except to the extent that the Company is required to do so. See “Forward-Looking Statements.”

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

Third Quarter 2004 Expectations:

•	Net revenues are expected to be between $49 and $54 million;

•	EBITDA is expected to be between $7.5 and $9.5 million; and

•	Operating income is expected to be between $7 and $9 million.

Revised Full Year 2004 Expectations:

•	Net revenues are expected to be between $115 and $120 million;

•	EBITDA is expected to be between $5 and $8 million; and

•	Operating income is expected to be between $3 and $6 million.

The Company’s supplemental profit measure is EBITDA. EBITDA is presented because the Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. In addition, the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication of the Company’s ability to service debt and fund future capital expenditure requirements. EBITDA, a non-GAAP financial measure that the Company believes is a supplemental measure of its operating performance, is calculated by adding back to net income (loss): net interest, income taxes, depreciation and amortization. EBITDA information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income (loss) or net income (loss)) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. See note 4 to the Company’s condensed consolidated financial statements for a reconciliation of net income (loss) to EBITDA.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. Accordingly, approximately 50% of the Early Childhood and Elementary School segments’ consolidated annual sales have historically been generated in the third quarter. Therefore, the first six months are not representative of the expected results for entire year. The Company’s working capital needs are greatest during the second quarter as inventory levels are increased to meet seasonal demands.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of June 30, 2004, the Company had $9.3 million in borrowings under the Bank of America Facility and available borrowing capacity of $10.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company submitted to stockholder vote and its stockholders approved the following items at the Company’s Annual Meeting of Stockholders held on May 20, 2004.

a)	Election of two directors for additional three-year terms:

Name	Votes For	Withheld Authority
Richard Delaney	6,853,048	596,436
Robert MacDonald	6,911,423	538,061

In addition to the two directors listed above, the terms of the following five directors continued after the meeting: Dr. Louis Casagrande, Dean DeBiase, Ronald Elliott, Scott Graves and Al Noyes.

b)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 by a vote of 7,426,847 “for,” 22,408 “against,” and 229 abstentions.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

*10.1 Employment Agreement, dated June 18, 2004, between Excelligence Learning Corporation and Diane Kayser.

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

(b) Reports on Form 8-K.

On May 7, 2004, the Company reported the announcement of its earnings for the quarter ended March 31, 2004 on Form 8-K under Item 12, attaching the related press release issued by the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Richard Delaney
Richard Delaney
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)