Form 10-Q
period 2004-09-30
EXCELLIGENCE LEARNING CORP
filed 2004-11-09
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,839,218 shares outstanding as of November 5, 2004.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation, competition, integration of acquired businesses, enhancement of the Company’s technology and protection of the Company’s intellectual property. As such, actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003*
ASSETS

Current assets:
Cash and cash equivalents	$3,775	$3,620
Accounts receivable, net	17,940	5,480
Inventories	15,637	15,133
Prepaid expenses and other current assets	3,372	2,937
Deferred income taxes	1,558	1,214

Total current assets	42,282	28,384
Property and equipment, net	4,955	4,070
Deferred income taxes	4,681	6,367
Other assets	293	307
Goodwill	5,878	5,878
Other intangible assets, net	788	918

Total assets	$58,877	$45,924

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,104	$3,018
Accrued expenses	2,712	2,955
Income tax liabilities	1,272	234
Other current liabilities	314	186

Total current liabilities	15,402	6,393
Redeemable common shares, 100,000 shares authorized, issued and outstanding at December 31, 2003	—	400

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,813,467 and 8,549,423 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	88	85
Additional paid-in capital	63,033	62,353
Deferred stock compensation	(506)	(920)
Accumulated deficit	(19,140)	(22,387)

Total stockholders’ equity	43,475	39,131

Total liabilities, redeemable securities and stockholders’ equity	$58,877	$45,924

*	Derived from audited consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$53,404	$50,951	$99,789	$92,014
Cost of goods sold	35,262	32,297	65,455	58,500

Gross profit	18,142	18,654	34,334	33,514

Operating expenses:
Selling, general and administrative	10,820	9,711	28,296	25,733
Amortization of other intangible assets	43	71	130	218

Operating income	7,279	8,872	5,908	7,563

Other (income) expense:
Gain on sale of assets	(1)	—	(6)	—
Interest expense	39	116	84	257
Interest income	(3)	(2)	(5)	(9)
Debt extinguishment	—	216	—	216

Income before income taxes	7,244	8,542	5,835	7,099
Income tax	3,190	694	2,588	79

Net income	$4,054	$7,848	$3,247	$7,020

Net income per share calculation:
Net income per share – basic	$0.46	$0.92	$0.37	$0.83

Net income per share – diluted	$0.43	$0.84	$0.35	$0.77

Weighted average shares used in basic net income per share calculation	8,805,414	8,545,683	8,756,446	8,508,321
Weighted average shares used in diluted net income per share calculation	9,328,035	9,300,615	9,319,246	9,119,281

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,247	$7,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,248	1,272
Gain on sale of assets	6	—
Provision for losses on accounts receivable	(40)	197
Equity-based compensation	414	423
Deferred income taxes	1,342	(1,692)

Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	(12,420)	(11,091)
Inventories	(504)	(1,364)
Prepaid expenses and other current assets	(435)	(584)
Other assets	14	200
Accounts payable	8,086	6,854
Accrued expenses	(243)	(350)
Income tax related liabilities	1,038	1,749
Other current liabilities	128	6

Net cash provided by operating activities	1,881	2,640

Cash flows from investing activities:
Purchase of property and equipment	(2,009)	(1,038)
Acquisition of Marketing Logistics, Inc.	—	(891)

Net cash used in investing activities	(2,009)	(1,929)

Cash flows from financing activities:
Borrowings on line of credit	13,750	72,671
Principal payments on line of credit	(13,750)	(72,671)
Issuance of equity, net of fees	283	69

Net cash provided by financing activities	283	69

Net increase in cash and cash equivalents	155	780
Cash and cash equivalents at beginning of period	3,620	2,713

Cash and cash equivalents at end of period	$3,775	$3,493

Supplemental disclosures of cash flow information:
Issuance of redeemable common shares in acquisition	$—	$400
Conversion of redeemable common shares to common stock	400	—

Cash payments during the period:
Cash paid for interest	$78	$257

Cash paid for taxes	$230	$179

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) The Business

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

Equity-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation to account for its equity-based compensation plans. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,054	$7,848	$3,247	$7,020
Add: stock-based employee compensation expense included in reported net income	138	138	414	423
Deduct: stock-based employee compensation expense determined under fair value based method for all awards	236	456	696	1,363

Pro forma net income	$3,956	$7,530	$2,965	$6,080

Net income per share calculation:
Net income per share – basic, as reported	$0.46	$0.92	$0.37	$0.83

Net income per share – diluted, as reported	$0.43	$0.84	$0.35	$0.77

Net income per share – basic, pro forma	$0.45	$0.88	$0.34	$0.71

Net income per share – diluted, pro forma	$0.42	$0.81	$0.32	$0.67

Weighted average shares used in basic net income per share calculation	8,805,414	8,545,683	8,756,446	8,508,321
Weighted average shares used in diluted net income per share calculation	9,328,035	9,300,615	9,319,246	9,119,281

The fair value of these options was estimated using the Black-Scholes model, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life (in years)	7	8	7	8
Risk-free interest rate	4.14%	3.86%	4.14%	3.86%
Volatility	65.8%	82.0%	65.8%	82.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Recent Accounting Pronouncement

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on January 1, 2004. In the three and nine months ended September 30, 2004 the Company’s application of the interpretative guidance in SAB 104 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

(3) Unaudited Basic and Diluted Net Income Per Share

The basic and diluted net income per share information for the three and nine months ended September 30, 2004 and 2003 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$4,054	$7,848	$3,247	$7,020

Weighted average shares used in basic net income per share calculation	8,805,414	8,545,683	8,756,446	8,508,321
Weighted average shares used in diluted net income per share calculation	9,328,035	9,300,615	9,319,246	9,119,281

Net income per share – basic	$0.46	$0.92	$0.37	$0.83

Net income per share – diluted	$0.43	$0.84	$0.35	$0.77

Potentially dilutive shares of 522,621 and 754,932 are included in the diluted weighted average shares for the three months ended September 30, 2004 and 2003, respectively. Potentially dilutive shares of 562,800 and 610,960 are included in the diluted weighted average shares for the nine months ended September 30, 2004 and 2003, respectively. Potentially dilutive shares consist of shares issuable upon the exercise of stock options.

Exercisable options outstanding of 142,313 and 43,126 at September 30, 2004 and 2003, respectively, are excluded from the computation of diluted EPS for the three months ended September 30, 2004 and 2003 because the effect would have been anti-dilutive. Exercisable options outstanding of 132,313 and 45,126 at September 30, 2004 and 2003, respectively, are excluded from the computation of diluted EPS for the first nine months of 2004 and 2003 because the effect would have been anti-dilutive.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s supplemental profit measure is EBITDA. EBITDA, a non-GAAP financial measure that the Company believes is a meaningful supplemental measure of its operating performance, is calculated by adding back to net income: net interest, income taxes, depreciation and amortization. EBITDA is presented because the Company believes that EBITDA, when combined with other measures, can be a useful measure of its overall performance and results of operations. In addition, the Company uses the measure and believes that it is also used by lenders, analysts, investors and others as an indication for the Company’s ability to service debt and fund capital expenditure requirements. EBITDA information should not be considered an alternative to any measure of performance promulgated under generally accepted accounting principles (such as operating income or net income) nor should it be considered as an indicator of the Company’s overall financial performance. The Company’s calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Revenues by segment and reconciliation of net income to EBITDA follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Net revenues	$32,187	$28,171	$21,217	$22,780	$53,404	$50,951

EBITDA:

Net income	$1,653	$4,729	$2,401	$3,119	$4,054	$7,848
Net interest	36	114	—	—	36	114
Income taxes	1,349	(1,678)	1,841	2,372	3,190	694
Depreciation and amortization	228	288	178	144	406	432

EBITDA	$3,266	$3,453	$4,420	$5,635	$7,686	$9,088

	Early Childhood		Elementary School		Consolidated
	Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Net revenues	$71,902	$62,578	$27,887	$29,436	$99,789	$92,014

EBITDA:
Net income	$2,205	$5,053	$1,042	$1,967	$3,247	$7,020
Net interest	79	248	—	—	79	248
Income taxes	1,760	(1,437)	828	1,516	2,588	79
Depreciation and amortization	734	869	514	403	1,248	1,272

EBITDA	$4,778	$4,733	$2,384	$3,886	$7,162	$8,619

Comparability for the three and nine months ended September 30, 2004 with the three and nine months ended September 30, 2003 may be limited as a result of certain significant costs incurred in 2004. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selling, General and Administrative Expenses.”

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, for the Elementary School segment. Intersegment charges are based on estimates of actual costs for such activities. Intersegment charges have been eliminated in consolidation and amounted to $144,922 for each of the three months ended September 30, 2004 and 2003, and $434,766 for each of the nine months ended September 30, 2004 and 2003.

The segment asset information available is as follows (in thousands):

	September 30, 2004	December 31, 2003
Assets
Early Childhood	$48,078	$38,098
Elementary School	22,109	19,136
Eliminations	(11,310)	(11,310)

Total	$58,877	$45,924

(5) Goodwill and Intangibles

The following table identifies the major classes of intangible assets at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(811)	$953	$(787)
Customer lists	1,410	(764)	1,410	(658)

	$2,363	$(1,575)	$2,363	$(1,445)

Total amortization expense on intangible assets was $43,000 and $71,000 for the three months ended September 30, 2004 and 2003, respectively, and $130,000 and $218,000 for the nine months ended September 30, 2004 and 2003, respectively. The carrying amount of goodwill was $5.9 million at both September 30, 2004 and December 31, 2003. During the nine months ended September 30, 2003, the Company recorded $1.2 million in goodwill through its acquisition of Marketing Logistics, Inc. There was no impairment loss recorded during either the three or nine months ended September 30, 2004 or the three or nine months ended September 30, 2003.

(6) Debt

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”).

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (3.58% at September 30, 2004). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.83% at September 30, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of September 30, 2004 and December 31, 2003, the Company had zero borrowings and available credit of $19.5 million under the Bank of America Facility. The available credit has been reduced by $500,000 due to the Company’s outstanding letters of credit as of September 30, 2004.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of September 30, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

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

Since 2003, no other additional charges related to the Needham facility closure were determined to be necessary and the Company paid $938,000 related to Needham facility lease costs. During the nine months ended September 30, 2004, the Company paid $571,000 related to Needham facility costs.

A rollforward of activity in restructuring related liabilities follows (in thousands):

Needham Facility Lease
Balance at December 31, 2002	$1,570
Amounts paid	(938)

Balance at December 31, 2003	632
Amounts paid	(571)

Balance at September 30, 2004	$61

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

All of the foregoing is supported by a national sales force, which, as of September 30, 2004, numbered 75 people.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, product returns, intangible assets, deferred income taxes, inventories, and merger integration. The

Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales upon the delivery of products to a third party customer when (a) the customer takes title of the goods; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay the Company and the obligation is not contingent on resale of the product; (d) the customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer; and (f) collectibility is probable. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. The Company determines that collectibility of accounts receivable is reasonably assured through standardized credit review to determine each customer’s credit worthiness. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

The Company uses the lower of cost or market under both the first-in, first-out and average cost methods to value inventories. In the Early Childhood segment, the Company uses the first-in, first-out method for its finished goods inventory and the average cost method for its raw materials inventory related to paint manufacturing. The Elementary School segment uses the average cost method for all inventories. Inventory cost is based on amounts paid to vendors plus the capitalization of certain labor and overhead costs necessary to prepare inventory to be saleable. The Company had previously disclosed that it values inventories at the lower of cost or market using only the first-in, first-out method. There is no impact or change to the Company’s financial results as a result of adjusting this disclosure.

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

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, a decrease to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an increase to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS

No. 142, the Company conducted its annual impairment test as of December 31, 2003. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of the Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred.

Merger Integration Liabilities

The Company has established liabilities relating to the abandonment of its Needham facility. This liability was primarily based on the excess of required lease payments over estimated sublease income. Due to the volatility in the commercial real estate market, the estimates of sublease income are extremely subjective. If there is a further decline in the commercial real estate market, the amounts the Company will ultimately realize could be different from the amounts assumed in arriving at the Company’s estimate of the cost of the lease abandonment.

Results of Operations

Revenues

Revenues were $53.4 million and $51.0 million for the three months ended September 30, 2004 and 2003, respectively, and $99.8 million and $92.0 million for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, revenues increased $2.4 million, or 4.8%, over the three months ended September 30, 2003. The increase was attributable to revenue growth of $4.0 million in the Early Childhood segment, offset by a decrease of $1.6 million in the Elementary School segment. For the nine months ended September 30, 2004, revenues increased $7.8 million, or 8.5%, over the nine months ended September 30, 2003. The increase was attributable to revenue growth of $9.3 million in the Early Childhood segment, offset by a decrease of $1.5 million in the Elementary School segment. The increase in the Early Childhood segment was achieved through changes made to sales and marketing strategies, new product offerings and new customer solicitation. The decrease in the Elementary School segment was due to order fulfillment challenges related to the consolidation of warehouses at the beginning of the year. The Company is currently analyzing the operational issues of the segment and taking steps to improve customer service and order fulfillment processes in the future.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. In addition, the Company will continue to evaluate the operational processes of both segments to prepare for future revenue growth. The Company’s ability to realize growth may be negatively affected by, among other things, changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Gross Profit

Gross profit was $18.1 million and $18.7 million for the three months ended September 30, 2004 and 2003, respectively. Gross profit as a percentage of sales decreased from 36.6% for the third quarter of 2003 to 34.0% for the third quarter of 2004.

Gross profit was $34.3 million and $33.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily attributable to increased revenue for the period. Gross profit as a percentage of sales decreased to 34.4% for the nine months ended September 30, 2004 from 36.4% for the same period in 2003. The decrease in gross profit percentage for the three and nine months September 30, 2004 was largely due to changes in product mix and initiatives to aggressively compete to gain market share in the Early Childhood segment and increased direct labor and freight charges in the Elementary School segment.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended September 30, 2004 and 2003 was $3.1 million and $2.6 million, respectively, or 5.8% and 5.2% as a percentage of sales, respectively. For the nine months ended September 30, 2004 and 2003, these shipping costs totaled $6.1 million and $5.3 million, respectively, or 6.2% and 5.8% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended September 30, 2004 and 2003 was $1.6 million and $1.2 million, respectively, or 2.9% and 2.4% as a percentage of sales, respectively. For the nine months ended September 30, 2004 and 2003, these shipping costs totaled $3.4 million and $2.4 million, respectively, or 3.5% and 2.6% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $10.8 million and $9.7 million for the three months ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses were $28.3 million and $25.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

The $1.1 million increase in selling, general and administrative expenses for the three months ended September 30, 2004 over the same period in 2003 was the result of an increase in operating expenses of $1.1 million in the Early Childhood segment and no change in the Elementary School segment’s operating expenses. The $2.6 million increase in selling, general and administrative expenses for the nine months ended September 30, 2004 over the same period in 2003 was attributable to increases of $2.3 million in the Early Childhood segment and $219,000 in the Elementary School segment. The increases in the Early Childhood segment for the three and nine months ended September 30, 2004 were primarily related to legal fees for the Company pursuing a complaint against a competitor for, among other things, trade secret misappropriation, unfair competition and copyright infringement, in addition to costs associated with increasing catalog circulation. The segment also had increases in wages primarily related to increased headcount to strengthen its merchandising and marketing efforts. The increases in the Elementary School segment for the nine months ended September 30, 2004 were primarily due to the costs to consolidate the segment’s warehouses.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 and $71,000 for the three months ended September 30, 2004 and 2003, respectively, and $130,000 and $218,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in amortization for the 2004 periods over the 2003 periods was due to intangible assets acquired in its 1998 acquisition of Colorations, Inc., an Ohio corporation and inactive indirect wholly-owned subsidiary of the Company, becoming fully amortized in 2003.

Interest Expense, net

Interest expense, net was $36,000 and $114,000 for the three months ended September 30, 2004 and 2003, respectively, and $79,000 and $248,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in interest expense, net was due to more favorable interest rates and the Company carrying a lower average outstanding balance on its Bank of America Facility during 2004 compared to its previous credit facility with GMAC Business Credit, LLC during the same periods in 2003.

Income Taxes

The Company is taxed as a C corporation. The Company has recorded an income tax expense of $3.2 million and $2.6 million for the three and nine months ended September 30, 2004, respectively, and an income tax expense of $694,000 and $79,000 for the three and nine months ended September 30, 2003, respectively. The income tax expense increase in 2004 compared to 2003 was primarily due to an adjustment made in 2003 to the Company’s deferred tax asset valuation allowance. During the third quarter of 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. The decrease in the Company’s deferred tax asset valuation allowance reduced by $3.0 million the Company’s expected provision for income tax expense of $3.7 million and $3.1 million for the three and nine months ended September 30, 2003, respectively.

Recent Accounting Pronouncement

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on January 1, 2004. In the three and nine months ended September 30, 2004 the Company’s application of the interpretative guidance in SAB 104 did not have a significant impact on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC.

The Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is cash flow from operations and its Bank of America Facility. As of September 30, 2004, the Company had net working capital of $27.0 million.

During the nine months ended September 30, 2004, the Company’s operating activities provided $1.9 million of cash. The cash provided by operating activities was primarily related to operating income and working capital. The Company used $2.0 million in cash for investing activities during the nine months ended September 30, 2004, with which the Company purchased property and equipment. The Company obtained $283,000 in cash from financing activities as a result of certain employees exercising stock options.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (3.58% at September 30, 2004). The Bank of America Facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (3.83% at September 30, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of September 30, 2004 and December 31, 2003, the Company had zero borrowings and available credit of $19.5 million under the Bank of America Facility. The available credit has been reduced by $500,000 due to the Company’s outstanding letters of credit as of September 30, 2004.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of September 30, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

The following summarizes the Company’s contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Non-cancelable operating lease obligations	$11,479	$3,636	$6,511	$1,171	$161

Included in non-cancelable operating leases is $92,000 in future cash requirements related to the abandonment of the Needham, Massachusetts facility. Such charges were paid out over the remaining lease term. The lease expired on October 31, 2004. During the term of the lease, the Company had obtained sub-tenants for the abandoned facility to offset the cost of the rent charges. These sub-lease agreements expired with the expiration of the original lease on October 31, 2004.

Management believes that available cash under the Bank of America Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. The Company’s ability to fund its operations, repay debt, make planned capital expenditures and to remain in compliance with its financial covenants under the Bank of America Facility depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the full fiscal year of 2004. Actual results may differ materially from these expectations. The Company does not undertake to update these expectations, except to the extent that the Company is required to do so. See “Forward-Looking Statements.”

Management’s goal is to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. In addition, the Company will continue to evaluate the operational processes of both segments to prepare for future revenue growth. The Company’s ability to realize growth may be negatively affected by, among other things, changes in the national economy that reduce government or private funding of educational programs or that increase joblessness and may result in parents removing their children from childcare programs.

Full Year 2004 Expectations:

•	Net revenues are expected to be between $115 and $120 million; and

•	Operating income is expected to be between $3 and $6 million.

While the Company has historically provided EBITDA guidance, and believes that it can be a useful measure for gauging its overall performance and results of operations, it believes that operating income is a stronger indicator of the Company’s financial health and growth going forward. The Company, therefore, will no longer provide future guidance on EBITDA.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of September 30, 2004, the Company had zero borrowings under the Bank of America Facility and available borrowing capacity of $19.5 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: November 9, 2004	EXCELLIGENCE LEARNING CORPORATION

	By:	/s/ Diane Kayser
Diane Kayser
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)