Form 10-K
period 2004-12-31
EXCELLIGENCE LEARNING CORP
filed 2005-03-16
CIK 1130950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices of the common stock on The Nasdaq SmallCap Market of $5.81 on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18,739,574. As of March 14, 2005, there were 8,935,124 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s 2004 fiscal year are incorporated by reference in Part III hereof.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	projections of net revenues and operating income;

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	integration of acquired businesses;

•	the outcome of pending legal proceedings; and

•	protection of the Company’s intellectual property.

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

When used in this Annual Report on Form 10-K and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products, catalog or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in Item 1 under “Risk Factors.”

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

PART I.

Item 1. Business.

General

Excelligence Learning Corporation, a Delaware corporation (“Excelligence” or the “Company”), was formed on November 6, 2000 for the purpose of effecting the combination (the “Combination”) of Earlychildhood LLC, a California limited liability company (“Earlychildhood”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”), which was completed on April 30, 2001. As more fully described herein, the Company’s Early Childhood segment is conducted primarily through its direct wholly-owned subsidiaries Earlychildhood and Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers Direct (“ECMD”), and its Elementary School segment is conducted through Educational Products, Inc. (“EPI”), a Texas corporation and a wholly-owned subsidiary of Earlychildhood.

The following discussion relates to the businesses of Excelligence, which are comprised primarily of the businesses conducted by Earlychildhood, ECMD and EPI. For convenience, the terms “Company,” “Excelligence,” “we,” “our” and “us” are used in this report to refer to Excelligence and its subsidiaries collectively after giving effect to the acquisition of SmarterKids.com in April 2001, unless the context requires these terms to refer to Excelligence individually.

Corporate Website

The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on its corporate website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at www.excelligencelearning.com as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

Company Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company serves early childhood professionals, educators and consumers by providing quality educational products and programs for children from infancy to 12 years of age. With its proprietary product offerings, a multi-channel distribution strategy and extensive management expertise, the Company aims to foster children’s early childhood and elementary education.

During fiscal year 2004, the Company operated in two business segments, Early Childhood and Elementary School, each of which is described below. Financial information, including revenues from external customers, a measure of profit or loss and total assets, for each segment of the Company for each of the last three fiscal years is contained in the Company’s financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1, which are incorporated herein by reference.

Early Childhood Segment.    The Company’s Early Childhood segment includes the brand names Discount School Supply (“DSS”), ECMD and Earlychildhood NEWS. Through its Early Childhood segment, the Company develops, markets and sells educational products through multiple distribution channels primarily to early childhood professionals and, to a lesser extent, consumers. Through this segment, the Company also provides information to teachers and other education professionals regarding the development of children from infancy through age eight.

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

The Discount School Supply catalog has been the Company’s primary vehicle for customer acquisition and sales in its Early Childhood segment. The Discount School Supply catalog is distributed twice annually to a growing customer base of education professionals, schools and consumers. Refresher versions of the catalogs are typically distributed 45 to 75 days after the initial distributions. In addition, the Company frequently sends targeted mailings to specific customer groups. The distribution of multiple catalogs enables the Company to adjust pricing and product strategies faster than competitors that distribute catalogs less frequently, and allows the Company to develop more consistent customer contact than its competitors. Discount School Supply catalogs contain projects and curriculum ideas for using the Company’s products that are designed to assist customers in educating children and improving their learning process. This educational content enables the Company to position the Discount School Supply catalog not only as a sales tool, but also as a learning resource for education professionals, teachers and consumers. It also supports an extended useful life for the catalog that competing catalogs that only sell products may not be able to attain. In the fiscal year ended December 31, 2004, the Company distributed over 2.6 million Discount School Supply catalogs. In addition, the Company mailed four different specialty catalogs, each of which focused on a separate product category.

The Company has warehouses located across the United States in order to optimize shipping and delivery efficiencies and to permit delivery of an order from the Discount School Supply catalog within two business days to over 90% of its customers. See “Item 2. Properties.” During fiscal year 2004, the Company achieved a greater than 98% success rate in shipping orders that were placed by 2:00 p.m., customer’s local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a consistent competitive differentiator.

ECMD is the Company’s primary vehicle for the sale of early childhood furniture and equipment. When the Company acquired ECMD in February 2003, it was an internet-only business. However, because of the Company’s focus on catalog sales, in addition to rebuilding ECMD’s website, it created an ECMD catalog for distribution to a customer base of early childhood professionals. The Company believes that the ECMD catalog, which groups like items from different vendors to facilitate comparison, offers the largest selection of furniture and equipment in one catalog in the early childhood market. In fiscal year 2004, the first full year of its publication, the Company distributed an aggregate of approximately 900,000 ECMD catalogs in two mailings.

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

Earlychildhood NEWS sponsors Newslink, a weekly opt-in e-mail program that brings its subscribers a collection of topical articles gathered from an array of news media. In addition, Newslink includes seasonal crafts and product information linked to the Earlychildhood NEWS website. Earlychildhood NEWS also sponsors a Professional Development Program through the University of Wisconsin-Stout, home of the nation’s second largest early childhood education program. Through the Professional Development Program, early childhood educators are able to improve their professionalism and to keep their credentials current. Since the Professional

Development Program started in 1995, over 13,000 teachers have participated in the program. The Professional Development Program reinforces the Company’s position as a resource for educational information and products. In addition, Earlychildhood NEWS sponsors Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure.

Elementary School Segment.    The Company’s Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade, to elementary schools, teachers and other education organizations. Those parties then resell the products either as a fundraising device for the benefit of a particular school, student program or other community organization, or as a service project to the school.

Through its Elementary School segment, the Company offers products and programs to support several different fundraising alternatives, including traditional sales programs of gift-wrap or candy and its Company-developed product called SchoolWrapPacs®. SchoolWrapPacs® are school supply sets individually packaged to the specifications of teachers in each grade and are designed to meet the needs of their classrooms. The Company primarily sells SchoolWrapPacs® to parent teacher organizations, or PTOs, which then resell the product to parents as a fundraising activity or as a service to the school. This program can provide parents and teachers with a convenient and cost-effective way to purchase school supplies, while simultaneously supporting the school’s fundraising efforts. During the 2004 back-to-school season, the Company sold approximately 970,000 SchoolWrapPacs®, which generated approximately 87% of the Elementary School segment’s sales for the fiscal year ended December 31, 2004.

Industry Overview

The Company’s business is concentrated in the educational products industry. The educational products industry consists of the sale of educational school supplies (excluding textbooks), furniture and equipment to school districts, individual schools, childcare programs and teachers who purchase products for school and classroom use.

The size of the preschool and elementary school-age population and levels of student enrollment fundamentally drive the demand for educational products. Figures released by the U.S. Department of Education indicate that the preprimary school-age population (consisting of children ages three to five) is expected to be approximately 11.6 million by 2007. According to a June 2003 report by the U.S. Department of Health and Human Services, 69% of children aged 0-5 years were in some type of non-parental care. According to the U.S. Department of Education’s National Center for Education Statistics (NCES), the primary federal entity for collecting and analyzing data related to education in the U.S., preprimary education (consisting of nursery and kindergarten schools) is growing substantially. An important feature of this growth is the number of children attending full-day programs. For example, in 2001, about 52% of children attending preprimary schools attended all day, compared to only 38% in 1991. The U.S. Department of Education also estimates that enrollment in kindergarten through eighth grade will be 37.3 million by 2007. The Company believes that, given the size of the preschool and elementary school-age populations and levels of student enrollment, as well as the increasing length of the preprimary school day, the educational products industry will continue to experience significant demand in coming years.

One of the significant drivers of enrollment of children in early childhood care and education programs is the increasing number of parents in the workforce. In September 2002, the National Child Care Association, a professional trade association focused exclusively on the needs of licensed, private childhood care and education programs, released the results of a study showing that 85% of fathers and over 50% of mothers with preschool-aged children (five years or younger) were in the labor force. The Bureau of Labor Statistics (BLS) projects that women will represent 48% of the total workforce by 2007, compared to 46.5% in 2000. Further, the BLS projects that parents will comprise 85% of the total labor force by 2010. The Company believes that this trend also indicates that the educational products industry will continue to experience significant demand in coming years.

The demand for educational products is also driven by expenditures on childcare services. In addition to private funding, both federal and state funding support childcare and early childhood education initiatives. President George W. Bush’s “No Child Left Behind Act” continues to emphasize spending on K-12 education, although the final fiscal year 2005 federal spending plan falls short of President Bush’s requested expenditures on education. The omnibus measure combining nine education bills that was approved by the U.S. Senate in January 2004 provides $56.6 billion in discretionary spending for the U.S. Department of Education in fiscal year 2005, an increase of $915 million, or 1.6%, over the 2004 budget. Although this increase was the lowest increase since fiscal year 1996, the 2005 spending package nevertheless builds on the substantial federal investment in education over the past decade. In addition, the 2005 budget includes $12.7 billion for Title 1 grants, which provide assistance to improve the teaching and learning of children in high-poverty schools, representing an increase of approximately $0.3 billion over the 2004 request.

State governments are becoming increasingly involved in early childhood programs. According to the second preschool “yearbook” published in November 2004 by the National Institute for Early Education Research, a nonpartisan, research-based institute at Rutgers University’s Graduate School of Education that supports early childhood education initiatives, enrollment in state-financed preschool programs continues to rise nationwide, although access to such services varies greatly from state to state. For example, total state spending on preschool increased by more than $92 million from 2002 to 2003, but there are currently ten states that still do not fund preschool programs. However, that list of ten states includes Florida, which has a voter mandate to begin offering preschool access to all four-year-olds by the summer of 2005. Only two states, Georgia and Oklahoma, currently offer universal access to preschool, regardless of family income; other states target existing state-funded programs that benefit disadvantaged children. Fifteen states, including such populous states as California, Illinois, New Jersey and Pennsylvania, have increased their budgets for pre-kindergarten programs in fiscal year 2005 over fiscal year 2004. The Company believes that these increases in state spending indicate a trend in the U.S. towards greater access to pre-kindergarten programs for more children, which could increase demand for the Company’s products.

The Company acknowledges that budgeted spending by state and federal governments or agencies are only planned and may not ultimately become real expenditures, and that most states are currently reporting challenging economic climates and deficits. However, the Company believes that increasing emphasis by state and federal governments on the importance of early childhood care and education and on education in general should result in planned expenditures being made.

The educational products industry is also dependent on the number of schools and teachers. According to the 2003 Family Child Care Licensing Study conducted by The Children’s Foundation, a private, national educational non-profit organization, there were 116,409 licensed childcare centers in the United States, an increase of about 2.7% over 2002. In its Spring Quarterly 2003 Report, the NCES found that, in the 2000-2001 school year, 822,000 children were enrolled in 58,500 public elementary school pre-kindergarten classes nationwide. These classes were offered in 19,900 public elementary schools. According to the National Child Care Association (NCCA), the only national association serving the private, licensed childhood care and education community, approximately 1.4 million educators worked at the elementary school level in 2000-2001. The NCCA found that 934,000 people were employed in the licensed childcare sector in 2002. The Company believes that these figures support a consistent marketplace for the products and services that it offers.

The 2002 Market Definition Study by the National School Supply and Equipment Association (NSSEA) reviewed growth potential for the U.S. and Canadian market for consumable supplies, instructional materials, and equipment, furniture and fixtures, all of which are products the Company sells. The report found 4% growth in this market in 2002 and estimated that, although the rate could be lower, this market would positively grow through 2005.

Academic research continues to highlight the importance of learning in early age groups (ages one through seven) and the media’s increased focus on the importance of parental involvement during this critical stage of growth and brain development. Increased emphasis by state and federal governments is evident in higher spending as well as future plans to create programs. More programs will require more classrooms and more educators involved in early childhood education. With thousands of educational products to choose from and few reliable sources of information regarding those products, educators and administrators are faced with the challenge of finding quality educational products and selecting the right products for their programs. Through the Company, education professionals have access to comprehensive and trusted educational content and product information to help them make informed purchase decisions to better children’s learning.

Products and Services

The Company provides educational products and offers a variety of services to teachers, other education professionals and consumers. The Company combines its expertise in children’s education with the sale of Company-developed products and a diverse selection of third-party products to provide education professionals and consumers information, ideas and products. Through its various distribution channels, the Company has streamlined merchandising and distribution of its products and more efficiently offered its services to ensure that customers can access the Company’s products conveniently and effectively. To promote and sell its products, the Company relies on its wide-scale distribution of its Discount School Supply, ECMD and specialty catalogs, its presence at industry trade shows, its national sales force and its Discount School Supply, ECMD and Earlychildhood websites.

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

Careful Selection and Review of Educational Products.    The Company only sells products that meet its quality standards. The Company consults with certified educators who assist the Company in selecting quality products that have educational or developmental value. Once selected, each product is put through a review process to determine its suitability based on the skills taught, effectiveness in addressing each skill, and the appropriate grade level(s).

Workshops, Product Demonstrations and Activities.    The services offered by the Company include a variety of workshops presented by its sales force to educators, product demonstrations to PTOs and schools and archives of developmentally appropriate activities for children on each of its websites, in each case provided to enable teachers and other consumers to make easier and more effective use of the Company’s products.

Marketing and Sales

The Company utilizes three primary channels to market and promote its products:

Catalogs.    Catalogs represent the Company’s primary outreach channel and are the most important component of the Company’s customer acquisition and branding efforts. Unlike its main competitors who send out only one principal catalog per year, the Company distributes several catalogs per year (with redistributions of selected catalogs in different covers in between new catalogs) under its Discount School Supply and ECMD brand names. Distributing multiple catalogs per year provides the Company with flexibility to calibrate pricing to customer response rate, as well as to add to or delete from the product selection. The Company distributed over 2.6 million Discount School Supply catalogs and approximately 900,000 ECMD catalogs during the fiscal year ended December 31, 2004.

Sales Representatives.    As of December 31, 2004, the Company’s sales force consisted of 63 sales representatives. Of those representatives, 13 members acted as education consultants focused on catalog sales through the Company’s Early Childhood segment, and 50 focused on sales through the Company’s Elementary School segment. The Early Childhood segment’s sales representatives promote Company-developed products, such as the BioColor® and Colorations® lines, and programs, such as Earlychildhood NEWS, to teachers and administrators through in-school demonstrations and workshops that are designed to elicit higher customer response and better retention rates. Within the Elementary School segment, sales representatives educate PTOs and teachers about the benefits and convenience associated with SchoolWrapPacs® and the Company’s other fundraising programs and products.

Online Marketing.    The Company’s Earlychildhood website at www.earlychildhood.com has been designed to be one of the principal vehicles used by the Company to reach customers and provide them with an array of information and services related to the Early Childhood segment’s product lines. The Earlychildhood website offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. Earlychildhood NEWS sponsors Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure, which is also linked to the Earlychildhood website. The Earlychildhood website also offers products online through its Discount School Supply website at www.discountschoolsupply.com, which is linked to the Earlychildhood website, the more content-driven website. In addition, the ECMD website at www.ecmdstore.com allows early childhood professionals to search a wide variety of furniture and equipment by individual vendor or by category to compare the offerings of various vendors. The Elementary School segment markets to its customers online with the EPI website at www.educationalproducts.com, which offers information about the Company’s back-to-school program, as well as its fundraising, apparel and science fair programs.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2004, approximately 44% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Risk Factors—Our business is highly seasonal.”

Customers and Suppliers

The Company sells its products in the United States to institutions, such as public and private schools, school districts, early childhood learning centers, childcare programs and PTOs, as well as to education professionals and, to a lesser extent, consumers. The Company is not dependent on any single customer or group of customers. For the fiscal year ended December 31, 2004, the Company’s largest customer accounted for approximately one percent of the Company’s consolidated revenues, compared to approximately 1.5% for the fiscal year ended December 31, 2003.

The Company purchases services, products and materials from over 600 suppliers. As such, the Company does not have significant supplier concentration and experiences little or no supplier risks, as most of the product sources are standard and obtainable from multiple vendors. The Company also sources a significant number of its products overseas. Products sourced overseas accounted for approximately 24% of the Company’s sales for both the fiscal years ended December 31, 2004 and December 31, 2003.

Competition

Competition in the educational products industry is based on price, timely service and product selection. The Company’s major competitors in the educational products industry are School Specialty, Inc., Lakeshore

Learning Materials, The Kaplan Early Learning Company, U.S. Toy Company and Oriental Trading Company. The Company also competes, to a much lesser extent, with mass-market retail chains such as Target, Office Depot and Wal-Mart, with other custom-packers of school supplies such as Innisbrook, as well as with retail and online booksellers and toy stores, such as Barnes & Noble, Amazon.com and Toys “R” Us. The Company believes that the primary advantage it has over its competitors is its combination of an aggressive pricing structure with an expansive range of proprietary products and superior customer service.

The Company believes that the following factors are essential for it to remain competitive in its industry:

•	aggressive product pricing,

•	increased brand recognition and trust;

•	enhanced ability to attract and retain customers; and

•	expanded breadth of product selection.

Competitive Strengths

The Company has positioned itself as a key player in the educational products industry by focusing on its Company-developed products, competitive pricing, excellent customer service, quick delivery through multiple distribution centers, the distribution of its Discount School Supply catalog multiple times per year, the distribution of its ECMD catalog and other specialty catalogs, and an aggressive marketing strategy. The Company markets its art materials and consumables, for example, by featuring paints, craft materials and paint accessories foremost in its catalogs and on its websites and by utilizing these products in workshops for teachers. While its competitors also feature products in this category and even offer out-sourced, private-labeled paints, the Company develops and manufactures paint formulations in-house. This allows the Company to exclusively offer products such as BioColor® and Liquid WaterColor™, to have greater control of product availability and to improve its margins. The Company seeks to enhance its product offerings by providing its customers with information regarding activities in which such products can be used, allowing certain customers to participate in workshops and giving certain customers access to other services offered by the Company. For example, the Company’s print and online publication Earlychildhood NEWS, as well as its online sharing boards and product promotions, provide an opportunity for teachers to obtain and share information about product uses and learning experiences critical to advancing the quality of early childhood education. As customers increasingly interact with and become aware of the Company’s many distribution methods, including Discount School Supply’s catalog, website and direct sales force and EPI’s fundraising programs and website, the Company seeks to become synonymous with convenience, quality and value.

The Company believes that its competitive strengths include, among other things, the following:

Company-Developed Products.    The Company exclusively distributes its Company-developed products in the United States, and, in very few cases, has assigned international distribution rights to third parties. Through the research, development and marketing of its own brands, the Company is able to monitor and control the quality of many of its products, as well as offer high quality items at competitive prices while realizing favorable profit margins.

Workshops for Education Professionals.    The Company aggressively markets its products by offering a menu of workshops to teachers and owners and directors of child care centers. The workshops, which are conducted by members of the Company’s national sales force, allow the Company to make hands-on demonstrations of its products. The workshops also qualify to earn teachers continuing education credits toward maintenance of their professional credentials. These workshops have resulted in increased sales, better customer retention and more competitive margins, in large part because the products demonstrated in the workshops are Company-developed and exclusively distributed by the Company. The programs also provide the Company with a useful channel for customer feedback, as well as personal interaction with the Company’s representatives, that a catalog alone cannot provide.

Contextual Merchandising.    The Company merchandises its products in an effort to maximize the educational benefit to its customers. For example, its sales force is trained to understand which products are relevant to pre-kindergarten children and which products are more educationally appropriate for children in kindergarten or above. The Company’s catalogs contain information about activities and suggestions about how to use the products offered. In addition, the Company’s convenient and easy-to-use websites reinforce the Company’s contextual merchandising proposition. For example, the Earlychildhood website at www.earlychildhood.com links to the Discount School Supply website at www.discountschoolsupply.com for products and also offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. Also, the Company developed and supports Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure. This free resource enables teachers to quickly link specific Head Start assessment goals to daily activities and the products required to do them. In reverse, teachers can connect an activity to the specific Head Start goal and appropriate developmental skill. Since the activities recommend products offered by the Company with a link to the Discount School Supply site to purchase those products, Teacher QuickSource® exemplifies the Company’s contextual merchandising strategy.

Compelling Educational Content and Educational Expertise.    The Company employs educators and product development professionals to work together to select products of educational value for its customers and to contribute other resources for the Company’s customers, including educational articles, product reviews and professional advice for parents and teachers. The Company works in conjunction with early childhood educators in various settings, including public and private preschools and universities, to test products in classroom use. In addition, the Company’s national sales force is comprised of education consultants who are familiar with the preschool and elementary school environment and the demands placed on early childhood educators’ time. The Company’s free services, including Teacher QuickSource®, subscriptions to Earlychildhood NEWS, and the Newslink opt-in email program, provide information, curriculum and educational programs that supplement the Company’s product offerings.

Fast Delivery.    In the Early Childhood segment, the Company is able to offer fast delivery because it has four distribution centers located strategically throughout the U.S. These distribution centers allow the Company consistently to deliver in-stock merchandise faster than competitors with fewer distribution centers. During fiscal year 2004, the Company achieved a greater than 98% success rate in shipping orders that were placed by 2:00 p.m., customer’s local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a competitive differentiator.

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

The following is a list of the Company’s registered trademarks and service marks: Basic Brights®, BioColor®, BioPutty®, Child Care Central®, Colorations®, Colors Like Me®, Completing the Circle Between Teachers and Parents®, Dandi-Li-On®, Earlychildhood NEWS®, Econoboard®, EPI®, Excelligence®, First Art®, Flexitemp®, The Imagination Playground®, LifeLong Learning Starts Here®, Little Bit O’ Paint®, Moo-Nay®, Proboard®, Rainbow®, SchoolWrapPac®, Smart Kids’®, SmarterKids®, SmarterKids.com®, Squeezeables®, TeacherQuickSource®, the design logo of a child reaching for a star and the design logo of ECMD. The Company has the following registered patents: Foam Paint Set, BioColor (German patent registration), and Portable Cot Apparatus. In addition, the Company has pending patent applications relating to an expanding paint medium, a divided paint cup and a bin with attachable label holder.

Technology

The Company has implemented a broad array of scalable systems for catalog and website management, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, warehouse management, office administrative services and accounting. These systems use a combination of proprietary and commercially available technologies.

The Company develops or selects systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. The Company’s transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that the Company expects to encounter. The Company utilizes load balancing systems and redundant equipment to provide for fault tolerance. In 2004, the Company completed the installation of the catalog creation and merchandising support system. The software provides the Company with a centralized product information management system that supports product deployment within all of the Company’s technologies. The Company implemented new drive technology from EMC to improve performance and reliability, provide additional built-in redundancies, and increase the scalability of the systems. Due to prioritization and integration issues, the release of the forecasting system scheduled for implementation in 2004 was delayed until early 2005. In the second quarter of 2004, the Company partnered with The Wheaton Group to implement a marketing database that supplies additional detailed information to the Company’s marketing team on customer buying tendencies improving the efficiencies of the email and catalog mailings. Several new features were added to the Discount School Supply website in 2004, including the ability to authorize credit cards in real-time and the ability to support corporate customer discounting. To coincide with the release of its January catalog, the Discount School Supply website began featuring an interactive version of the catalog with links to the website for ordering products.

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

Backlog

The Company has no firm backlog. The Company’s customers typically purchase products on an as-needed basis. The Company believes that, as of December 31, 2004, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories.

Employees

As of December 31, 2004, the Company and its subsidiaries had 378 full-time employees, including 253 in its Early Childhood segment and 125 in its Elementary School segment. From time to time, the Company also employs independent contractors to support its operations. The Company has not experienced any work stoppage and considers its relations with its employees to be good. None of the Company’s employees belongs to a collective bargaining unit.

Risk Factors

Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results. For example, the Company is subject to a wide array of risks that face all similarly situated companies, including its dependence on information systems, the continued service of its key employees, the impact of environmental laws, and the potential for product liability claims. Actual results could differ materially from those anticipated as a result of these and various other factors, including the following risk factors, which the Company believes are the most significant and specific risks associated with its businesses, and those set forth in the Company’s other periodic and current reports filed with the Commission from time to time.

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

We are affected by seasonal shopping patterns. A significant portion of our sales occurs in the third quarter, coinciding with the start of the U.S. school year. In the fiscal year ended December 31, 2004, we earned approximately 44% of our annual net revenues in the third quarter and operated at or near a net loss in the first, second and fourth quarters. As a result, the results of operations for our entire fiscal year depend largely on third quarter results. Factors that could cause our sales and profitability to suffer due to this seasonality include:

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

Our catalogs directly compete with catalogs of companies such as School Specialty, Inc., Lakeshore Learning Materials, The Kaplan Early Learning Company, U.S. Toy Company and Oriental Trading Company. There has been consolidation among our competitors over the last several years. In addition, most of our competitors have websites that compete with our websites.

We also compete, to a lesser extent, with mass-market retailers such as Target, Office Depot and Wal-Mart, other packers of school supplies such as Innisbrook, as well as retail and online booksellers and toy stores, such as Barnes & Noble, Amazon.com and Toys ”R” Us,. These companies have greater brand recognition and greater resources than we do. We could be at a disadvantage in responding to these competitors’ freight policies or merchandising and pricing strategies.

Our sales and profitability could suffer if, among other things:

•	new competitors enter markets in which we are currently operating;

•	our competitors recreate our operating strategies by pursuing an aggressive manufacturing and marketing program for a competing line of products similar to our Company-developed products;

•	our competitors implement pricing strategies or freight policies that are more aggressive than ours;

•	our competitors expand their operations; or

•	our competitors adopt merchandising strategies similar to ours.

Restrictive loan covenants may limit our ability to draw on our credit facility, which could adversely affect our results of operations and our financial condition.

Our business is capital intensive and requires significant levels of inventory leading up to our peak business period, which we fund using our $19.4 million secured credit facility with Bank of America, N.A. (the “Bank of

America Facility”). The Bank of America Facility also includes up to $4.4 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of our assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2004, the Company was in compliance with all the financial covenants as set forth in the Bank of America Facility.

As of December 31, 2004 and March 14, 2005, the Company had $0 in outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of December 31, 2004 and March 14, 2005 was $19.4 million. We cannot ensure that amounts available under the Bank of America Facility will be sufficient to fund our liquidity needs. Our ability to fund our operations, make scheduled debt payments and planned capital expenditures and to remain in compliance with financial covenants under the Bank of America Facility will depend on our future operating performance and cash flow, which in turn is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

If a shipment of products that we import is interrupted or delayed, our inventory levels and sales could decline.

We import some of our product offerings from foreign manufacturers. In 2004, products sourced overseas accounted for approximately 24% of the Company’s sales. These foreign manufacturers are located primarily in China, Taiwan, and Hong Kong, and, to a lesser extent, in a few European countries. We are subject to the following risks inherent in relying on foreign manufacturers:

•	the inability to return products which could result in excess inventory;

•	fluctuations in currency exchange rates which could potentially result in a weaker U.S. dollar in overseas markets, increasing the cost of inventory purchased;

•	transportation delays and trade restrictive actions by foreign governments which could result in delays in shipping products to our customers;

•	the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes;

•	trade infringement claims;

•	increased risk of exposure from product liability claims due to uncollectibility from uninsured foreign manufacturers; and

•	delays or cancellations in the manufacture or shipment of products caused by the continued threat of international terrorism, and increased security instituted in response thereto.

Interruptions or delays in our imports could cause shortages in product inventory and a decline in our sales unless we were able to secure alternative supply arrangements. Even if we could locate alternative sources, these alternative products may be of lesser quality or more expensive. Our sales could also suffer if our suppliers experience similar problems with foreign manufacturers.

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

The unavailability of raw materials or a substantial increase in their prices could reduce our profitability and have a negative impact on our ability to produce proprietary products. We currently sell certain company-manufactured products, including non-toxic tempera paints, finger paints, glues and other water-based art mediums. We may, from time to time, experience difficulty in obtaining adequate raw material requirements at competitive prices, and experience shortages of raw materials used in our manufacturing process, which could reduce our profitability. In addition, the rising cost of petroleum impacts not only our inbound freight costs, but also increases our product development costs as we use various plastics in manufacturing our products. If these costs continue to rise, our manufacturing costs will continue to rise and our profitability could be reduced.

Certain of our affiliates have significant influence over us, which could limit our other stockholders’ ability to influence corporate decisions.

As of March 14, 2005, our Chief Executive Officer and three of our other stockholders owned, as of record and in the aggregate, approximately 45% of our common stock on a fully diluted basis. As a result, these stockholders, if they were to act together, would be able significantly to influence all matters requiring approval of a majority of our stockholders, including any merger, sale of assets and other significant corporate transactions. This control could:

•	delay or prevent a change of control of the Company;

•	deprive our other stockholders of an opportunity to receive a premium for their common stock as a part of a sale of the Company or its assets; and

•	negatively affect the market price of our common stock.

Item 2. Properties.

The Company’s corporate headquarters are located at 2 Lower Ragsdale Drive in Monterey, California. The headquarters also house the administrative functions of the Company’s Early Childhood segment. The property is leased under two separate leases expiring in June 2007, one for approximately 17,000 square feet and one for approximately 9,000 square feet. The Company does not own any real property and leases the following other materially important facilities:

Locations	Approximate Square Footage	Segment	Lease Expiration
Salinas, CA	122,000	Early Childhood	June 2007
Salinas, CA	33,000	Early Childhood	August 2005
Jacksonville, FL	74,000	Early Childhood	February 2009
Harrisburg, PA	120,000	Early Childhood	January 2011
Dallas, TX	115,000	Elementary School	December 2007
Dallas, TX	50,000	Early Childhood	December 2007
Houston, TX	96,000	Elementary School	December 2005

Item 3. Legal Proceedings.

On January 18, 2005, defendants in Excelligence Learning Corporation v. Oriental Trading Company and Teresa Martini (Case no. 03-04947-JF(RS) in the U.S. District Court for the Northern District of California) filed a bill of costs and motion for attorneys’ fees from the Company. In its action, the Company had asserted claims that included theft of trade secrets, trade dress infringement and copyright infringement against a former employee (Martini) it alleged had taken trade secrets and used them to the benefit of her new employer (Oriental Trading Company). On December 20, 2004, the District Court entered summary judgment in favor of defendants. In their bill of costs, defendants seek approximately $430,000 and, in their attorneys’ fees motion, defendants seek approximately $1.8 million. Defendants’ bill and motion have not yet been heard, and the Company intends vigorously to appeal the adverse summary judgment decision. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, the Company believes that the final outcome of such proceedings will not have a material adverse effect upon its results of operations or financial condition. However, the Company’s belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon its liquidity, results of operations or financial condition.

Aside from the above-referenced litigation, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no other pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is currently traded on The Nasdaq SmallCap Market under the symbol “LRNS.” The following table sets forth the high and low price per share of the Company’s common stock during fiscal year 2004 and 2003:

Year Ended December 31, 2004	High	Low
Fourth Quarter	$4.59	$3.74
Third Quarter	6.00	3.65
Second Quarter	6.29	4.50
First Quarter	6.90	5.25

Year Ended December 31, 2003	High	Low
Fourth Quarter	$7.40	$4.30
Third Quarter	5.75	4.18
Second Quarter	5.32	2.53
First Quarter	3.90	1.99

On March 14, 2005, there were 8,935,124 outstanding shares of the Company’s common stock held by 152 holders of record.

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

The Company has not sold any securities that were not registered under the Securities Act within the past three years. Neither the Company nor any affiliated purchaser purchased any of the Company’s common stock during fiscal year 2004.

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

	Years Ended December 31,
	2004	2003	2002	2001(1)		2000
Statement of Operations Data:
Revenues	$121,286	$109,921	$100,760	$92,849		$80,400
Gross profit	$41,153	$39,494	$36,282	$33,102		$29,739
Selling, general and administrative expenses	$37,855	$34,578	$32,603	$39,208		$30,472
Impairment charges	$—	$—	$—	$29,580		$—
Amortization of goodwill and other intangible assets	$173	$279	$288	$5,485		$964
Income (loss) from operations	$3,124	$4,637	$3,391	$(41,171)		$(1,697)
Net income (loss)	$1,959	$7,811	$2,452	$(35,610	)(2)	$(2,310	)(2)
Net income per share—basic and diluted	$0.22	$0.91	$0.29
Shares used in per share calculation—basic and diluted	8,776,987	8,536,314	8,371,726
Pro forma net loss per share—basic and diluted				(4.79	)(2)	(0.41	)(2)
Shares used in pro forma per share calculation—basic and diluted				7,433,503	(2)	5,595,539	(2)

	As of December 31,
	2004	2003	2002	2001		2000
Balance Sheet Data:
Cash and cash equivalents	$2,657	$3,620	$2,713	$1,623		$181
Total assets	$48,686	$45,924	$39,054	$44,290		$38,087
Working capital	$25,014	$21,991	$17,476	$12,484		$11,877
Long-term debt, net of current portion	$—	$—	$—	$14		$7,250
Equity	$42,362	$39,131	$30,610	$27,574		$18,436

(1)	On April 30, 2001, the combination of Earlychildhood LLC and SmarterKids.com, Inc. was completed. The financial information reflects the combined results of operations of Excelligence’s predecessor, Earlychildhood, and SmarterKids.com subsequent to May 1, 2001.
(2)	Net loss for the years ended December 31, 2001 and 2000 reflect the pro forma income tax effect of Excelligence and its predecessor companies’ income being subject to federal and state income taxes as a C corporation. The pro forma net loss basic and diluted per share information and shares used in pro forma per share calculation included in the statement of operations data for the year ended December 31, 2001 and 2000 reflect the impact of the exchange of all of the membership interests in Earlychildhood for shares of Excelligence common stock in the combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, primarily including:

•	its Discount School Supply catalog, through which the Company develops, markets and sells educational products to early childhood professionals and consumers;

•	EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations;

•	its ECMD catalog, through which the Company markets and sells furniture and equipment to early childhood professionals; and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force, which, as of December 31, 2004, numbered 63 people.

In fiscal year 2004, the Company operated in two business segments: Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, ECMD and Earlychildhood NEWS. The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and, to a lesser extent, consumers. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, Excelligence evaluates its estimates, including those related to revenue recognition, bad debts, product returns, intangible assets, inventories and deferred income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

The Company uses the lower of cost or market under both the first-in, first-out and average cost methods to value inventories. In the Early Childhood segment, the Company uses the first-in, first-out method for its finished goods inventory and the average cost method for its raw materials inventory related to paint manufacturing. The Elementary School segment uses the average cost method for all inventories. Inventory cost is based on amounts paid to vendors plus the capitalization of certain labor and overhead costs necessary to prepare inventory to be saleable. The Company had previously disclosed that it values inventories at the lower of cost or market, using only the first-in, first-out method. There is no impact or change to the Company’s financial results as a result of adjusting this disclosure.

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2004. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred. In addition, the Company recorded no impairment charges in 2003 or 2002.

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

Results of Operations

Revenues

Revenues were $121.3 million, $109.9 million and $100.8 million for 2004, 2003 and 2002, respectively. The increase in revenue from 2003 to 2004 of 10.3% was primarily due to growth of 16.1%, or $12.6 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, new customer solicitation and improved sales and marketing strategies. The Elementary School segment’s revenue decreased by 4.0%, or $1.3 million, from 2003 to 2004, primarily due to order fulfillment challenges related to the consolidation of warehouses at the beginning of the year. The Company has taken steps to correct these fulfillment challenges and believes that the Elementary School segment’s processes will be operating effectively in 2005. The increase in revenue from 2002 to 2003 of 9.1% was primarily due to growth of 11.8%, or $8.3 million, in the Early Childhood segment.

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

Gross Profit

Gross profit was $41.2 million, $39.5 million and $36.3 million for 2004, 2003 and 2002, respectively. The increase in gross profit in 2004 of $1.6 million was primarily due to an increase in gross profit of 10.1%, or $2.9 million, in the Early Childhood segment. This increase in gross profit within the Early Childhood segment was achieved through effective sales and marketing strategies. The increase in gross profit in 2003 of $3.2 million was primarily due to revenue growth of 11.8%, or $8.3 million, within the Early Childhood segment.

Gross profit as a percentage of sales was 33.9%, 35.9% and 36.0% for 2004, 2003 and 2002, respectively. Gross profit as a percentage of sales decreased from 2003 to 2004 largely due to changes in product sales mix and initiatives to aggressively compete to gain market share in the Early Childhood segment and increased direct labor and freight charges in the Elementary School segment. Gross profit as a percentage of sales remained relatively stable in 2003 when compared to 2002.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the years ended December 31, 2004, 2003 and 2002 was $7.6 million, $6.5 million and $6.5 million, respectively, or 6.3%, 5.9% and 6.4% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the years ended December 31, 2004, 2003 and 2002 was $4.5 million, $3.2 million and $2.5 million, respectively, or 3.7%, 2.8% and 2.5% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $37.9 million, $34.6 million and $32.6 million for 2004, 2003, and 2002, respectively.

The $3.3 million increase in selling, general and administrative expenses in 2004 was attributable to an increase of $3.4 million in the Early Childhood segment offset by savings of approximately $149,000 in the Elementary School segment. The increase in the Early Childhood segment was primarily related to legal fees for the Company pursuing a complaint against a competitor for, among other things, trade secret misappropriation, unfair competition and copyright infringement, in addition to costs associated with increasing catalog circulation. The segment also had increases in wages of $500,000 related to increased headcount to strengthen its merchandising and marketing efforts. The increase in selling, general and administrative expenses in 2003 was attributable to the costs associated with introducing a new catalog initiative, as well as increased wages and insurance costs, in the Early Childhood segment, and an increase in wages as a result of an increase in the number of sales representatives, an increase in temporary help hired for the back-to-school season and an increase in insurance costs in the Elementary School segment.

The Company does not anticipate significant personnel reductions in 2005. However, the Company will continue to focus on achieving selling, general and administrative operating efficiencies.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $173,000, $279,000 and $288,000 for 2004, 2003, and 2002, respectively. The decrease in amortization for 2004 over 2003 was due to intangible assets acquired in its 1998 acquisition of Colorations, Inc., an Ohio corporation and inactive indirect wholly-owned subsidiary of the Company, becoming fully amortized in 2003.

Interest Expense

Interest expense was $89,000, $261,000 and $428,000 for 2004, 2003 and 2002, respectively. The decrease in interest expense in 2002 through 2004 was primarily attributable to the Company carrying a lower average outstanding balance on its credit facility with Bank of America, N.A. compared to its previous credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). This was achieved by the Company’s improved cash management.

Income Taxes

Income tax expense was $1.1 million in 2004, income tax benefit was $3.6 million in 2003, and income tax expense was $548,000 in 2002. In 2004, the Company’s tax rate was in line with the statutory tax rate, while in 2003 the income tax benefit was lower than the statutory tax rate due to a reduction of the deferred tax valuation allowance of $2.8 million. The valuation allowance was related to the deferred income tax assets acquired in the Combination. During fiscal year 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. During fiscal year 2003, the Company also recognized a current tax benefit of $2.4 million related to net operating losses generated by the SmarterKids.com acquisition. The benefit came from additional net operating losses made available to the Company as a result of a 2003 Internal Revenue Service Notice pertaining to Section 382 limitations. Income tax expense in 2002 was lower than the statutory tax rate primarily due to the reduction of the deferred tax valuation allowance.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarified the definition of a business as a variable interest entity. The revision also delayed the effective date of certain provisions of the interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities, and, therefore, the adoption of FIN 46 has not had a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this provision to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce the Company’s net operating cash flows and increase its net financing cash flows in periods after adoption.

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s GMAC Facility. Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity through September 29, 2003 was the GMAC Facility. Since that time, the primary source of the Company’s liquidity has been the Bank of America Facility. During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of December 31, 2004, the Company had net working capital of $25.0 million.

During 2004, the Company’s operating activities provided $581,000 of cash, representing a decrease of $2.2 million over 2003, primarily due to the Company’s decision to enhance market share by offering a bill-when-complete policy that allows customers to receive only one invoice. The Company believes that the policy did improve sales in 2004. The cash provided from operating activities was primarily related to operating income offset by changes to working capital. The Company used $1.9 million in cash for investing activities in 2004, with which the Company purchased property and equipment. The Company realized $320,000 in cash from financing activities as a result of certain employees exercising stock options.

During 2003, the Company’s operating activities provided $2.8 million of cash. The cash provided from operating activities was primarily related to operating income offset by changes to working capital, including inventory liquidations. The Company used $2.1 million in cash for investing activities in 2003, with which the Company acquired Marketing Logistics, Inc. and purchased property and equipment The Company realized $149,000 in cash from financing activities, primarily through issuances of equity.

During 2002, the Company’s operating activities provided $7.7 million of cash. The cash provided from operating activities was primarily related to operating income and changes in working capital. The Company used $1.1 million in cash for investing activities in 2002, with which the Company purchased property and equipment in the amount of $1.2 million and received payment on a receivable from a related party. The Company used $5.6 million in cash for financing activities, primarily for principal payments made against the GMAC Facility.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (4.525% at December 31, 2004). The Bank of America Facility also includes up to $4.4 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (4.775% at December 31, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of December 31, 2004, the Company had no borrowings and available credit of $19.4 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2004, the Company was in compliance with the financial covenants and limitations as set forth in the Bank of America Facility.

The following table summarizes the Company’s contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Non-cancelable Operating Lease Obligations	$9,307	$3,180	$5,071	$1,056

Total	$9,307	$3,180	$5,071	$1,056

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

As of December 31, 2004, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the full year 2005. Actual results may differ materially from these expectations. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1. Risk Factors.” The Company does not undertake to update these expectations, except to the extent that the Company is required to do so.

Management’s goal is to continue revenue growth through increasing size of its catalogs, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, and implementing more aggressive pricing strategies in both segments.

For fiscal year 2005:

•	Net revenues are expected to be between $125.0 and $135.0 million; and

•	Operating income is expected to be between $5.0 and $8.0 million.

While the Company has historically provided EBITDA guidance, and believes that it can be a useful measure for gauging its overall performance and results of operations, it believes that operating income is a stronger indicator of the Company’s financial health and growth going forward. The Company, therefore, no longer provides future guidance on EBITDA.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2004, 44% of the Company’s consolidated 2004 annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Item 1. Risk Factors—Our business is highly seasonal.”

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of December 31, 2004, the Company had no borrowings under the Bank of America Facility and available borrowing capacity of $19.4 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Registered Public Accounting Firm’s Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent fiscal years or any subsequent interim period, there has been no resignation or dismissal of the independent registered public accounting firm engaged as the principal accountant to audit the Company’s financial statements.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be set forth under “Directors and Executive Officers” and “Compliance with Section 16(a) Under the Securities Exchange Act of 1934” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2005 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers (including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions), employees, agents and consultants. This Code satisfies the requirements of a “code of business conduct and ethics” under the Nasdaq Rules and a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. This Code of Business Conduct and Ethics has been posted to the Company’s website at www.excelligencelearning.com under Company Policies. Amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics that apply to the Company’s directors or executive officers, including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions, may be made only by the Board and will be promptly posted on the Company’s website.

Item 11. Executive Compensation.

The information required by this item will be set forth under “Executive Compensation” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2005 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2005 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be set forth under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2005 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under “Audit Committee Report—Fees” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2005 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(1)    The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Registered Public Accounting Firm’s Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

(2)    The financial schedule appearing on page F-22 and covered by the Independent Registered Public Accounting Firm’s Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

(3)    Exhibits.

Exhibit Number	Description

2.1	Contribution Agreement and Plan of Reorganization, dated as of November 14, 2000, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood.com LLC and S-E Educational Merger Corp. (1)

2.2	Amendment No. 1 to the Contribution Agreement and Plan of Reorganization, dated as of March 14, 2001, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood LLC and S-E Educational Merger Corp. (2)

3.1	Restated Certificate of Incorporation of the Registrant. (6)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated May 3, 2002. (12)

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect. (6)

4.1	Business Loan Agreement, dated as of September 26, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (15)

4.2	Amendment Number One to Business Loan Agreement, dated as of October 28, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (16)

+10.1	Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (14)

+10.2	First Amendment to Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (18)

+10.3	2001 Non-Employee Director Stock Option Plan of the Registrant. (7)

+10.4	Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (9)

+10.5	Amendment to Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (14)

10.5	Amended and Restated Registration Rights Agreement, dated June 30, 2001, by and among the Registrant and the stockholders listed on Schedule A thereto. (8)

10.6	Retention Agreement, dated as of April 30, 2001, by and between the Registrant and Al Noyes. (10)

10.7	Release, dated as of July 31, 2001, by and between the Registrant and Al Noyes. (10)

+10.8	Employment Agreement, dated as of June 28, 2002, by and between the Registrant and Ronald Elliott. (12)

+10.9	Employment Agreement, effective as of January 1, 2003, by and between the Registrant and Judith McGuinn. (13)

Exhibit Number	Description

+10.10	Employment Agreement, dated as of June 18, 2004, by and between the Registrant and Diane Kayser. (19)

10.11	Lease Agreement, dated as of April 7, 2000, between SmarterKids.com, Inc. and Keep Your Day Job, LLC. (3)

10.12	Lease Agreement, dated as of March 30, 2000, by and between Earlychildhood.com LLC and PTF For Operating Engineers, LLC. (4)

10.13	Lease Agreement, dated as of April 22, 1996, by and between QTL Corporation and Rubin Brothers, Inc., as amended. (4)

10.14	Addendum to Lease #3, dated as of December 15, 2003, by and between the Registrant and R.B.I. Holding Company, Inc. (17)

10.15	Lease Agreement, dated as of December 3, 1993, by and between Educational Products, Inc. and H B Industrial Properties, as amended. (4) (5)

10.16	Lease Agreement, dated as of April 15, 1999, by and between Educational Products, Inc. and TIAA Realty, Inc., as amended. (10)

10.17	Lease Agreement, dated as of March 23, 1999, by and between QTL Corporation and Spieker Properties, L.P. (4)

10.18	Amendment No. 1 to March 23, 1999 Lease Agreement, dated as of June 11, 1999, by and between Earlychildhood.com, LLC and Spieker Properties, L.P. (10)

10.19	Amendment No. 2 to March 23, 1999 Lease Agreement, dated as of March 14, 2000, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (10)

10.20	Amendment No. 3 to March 23, 1999 Lease Agreement, dated as of August 20, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (10)

10.21	Amendment No. 4 to March 23, 1999 Lease Agreement, dated as of March 18, 2004, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (19)

10.22	Lease Agreement, dated as of November 22, 1999, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (4)

10.23	Amendment No. 1 to November 22, 1999 Lease Agreement, dated as of April 6, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (10)

10.24	Amendment No. 2 to November 22, 1999 Lease Agreement, dated as of March 18, 2004, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (19)

10.25	Lease Agreement, dated as of August 9, 2000, by and between Earlychildhood.com LLC and Elliott-Mair Salinas LLC. (3)

10.26	Lease Agreement, dated as of August 17, 2000, by and between Earlychildhood.com LLC and Mann Realty Associates, Inc. (4)

10.27	Sublease and Consent to Sublease, dated as of September 1, 2002, by and among Elliott-Mair Salinas LLC, Earlychildhood.com LLC and Ronald Elliott. (13)

14.1	Code of Business Conduct and Ethics of the Registrant. (17)

21.1	Subsidiaries of the Registrant. (18)

*23.1	Independent Registered Public Accounting Firm’s Consent.

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as Exhibits by Item 601(b)(10)(iii) of Regulation S-K.
(1)	Incorporated by reference from Annex A to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(2)	Incorporated by reference from Annex A-1 to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 9, 2001 (File No. 333-53454).
(4)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on February 21, 2001 (File No. 333-53454).
(5)	Incorporated by reference from Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 7, 2001 (File No. 333-53454).
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64762).
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64764).
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, filed with the Commission on August 15, 2001 (File No. 000-32613).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on December 20, 2001 (File No. 333-75602).
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed with the Commission on March 29, 2002 (File No. 000-32613).
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-32613).
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, filed with the Commission on August 14, 2002 (File No. 000-32613).
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed with the Commission on March 7, 2003 (File No. 000-32613).
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, filed with the Commission on August 7, 2003 (File No. 000-32613).
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2003 (File No. 000-32613).
(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003, filed with the Commission on November 7, 2003 (File No. 000-32613).
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed with the Commission on March 11, 2004 (File No. 000-32613).
(18)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed with the Commission on May 11, 2004 (File No. 000-32613).
(19)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-32613).

(b)	The exhibits required by Item 601 of Regulation S-K are listed above.

(c)	Financial Statement Schedules.

The financial schedule appearing on page F-22 and covered by the Independent Registered Public Accounting Firm’s Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ DIANE KAYSER

Diane Kayser Executive Vice President and Chief Financial Officer

Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MACDONALD Robert MacDonald	Chairman of the Board	March 16, 2005

/s/ RONALD ELLIOTT Ronald Elliott	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ DIANE KAYSER Diane Kayser	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ LOUIS CASAGRANDE Louis Casagrande	Director	March 16, 2005

/s/ DEAN DEBIASE Dean DeBiase	Director	March 16, 2005

/s/ RICHARD DELANEY Richard Delaney	Director	March 16, 2005

/s/ COLIN GALLAGHER Colin Gallagher	Director	March 16, 2005

/s/ SCOTT GRAVES Scott Graves	Director	March 16, 2005

/s/ ALBERT NOYES Albert Noyes	Director	March 16, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Excelligence Learning Corporation:

We have audited the consolidated balance sheets of Excelligence Learning Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on valuation and qualifying accounts as listed in the preceding index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excelligence Learning Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

San Francisco, California

March 11, 2005

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,657	$3,620
Accounts receivable, net of allowance for doubtful accounts of $385 and $481, respectively	8,521	5,480
Inventories	16,434	15,133
Prepaid expenses and other current assets	3,281	2,937
Deferred income taxes	444	1,214

Total current assets	31,338	28,384
Property and equipment, net	4,401	4,070
Deferred income taxes	6,086	6,367
Other assets	238	307
Goodwill	5,878	5,878
Other intangible assets, net	745	918

Total assets	$48,686	$45,924

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,686	$3,018
Accrued expenses	2,607	2,955
Other current liabilities	31	420

Total liabilities	6,324	6,393

Redeemable common shares, 0 and 100,000 shares authorized, issued, and outstanding at December 31, 2004 and 2003, respectively	—	400

Equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,840,354 and 8,549,423 shares issued and outstanding at December 31, 2004 and 2003, respectively	88	85
Additional paid-in capital	63,070	62,353
Deferred stock compensation	(368)	(920)
Accumulated deficit	(20,428)	(22,387)

Total equity	42,362	39,131

Total liabilities and equity	$48,686	$45,924

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	For the Fiscal Years Ended December 31,
	2004	2003	2002
Revenues	$121,286	$109,921	$100,760
Cost of goods sold	80,133	70,427	64,478

Gross profit	41,153	39,494	36,282

Operating expenses:
Selling, general and administrative	37,855	34,578	32,603
Amortization of intangible assets	173	279	288

Operating income	3,125	4,637	3,391

Other (income) expense:
Interest expense	89	261	428
Debt extinguishment	—	216	—
(Gain) on sale of assets	(5)	—	—
Interest income	(9)	(14)	(37)

Income before income taxes	3,050	4,174	3,000
Income tax expense (benefit)	1,091	(3,637)	548

Net income	$1,959	$7,811	$2,452

Net Income Per Share Calculation:
Income per share—basic and diluted	$0.22	$0.91	0.29
Weighted average shares used in basic and diluted per share calculation	8,776,987	8,536,314	8,371,726

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share amounts)

	Common Stock		Additional paid-in capital	Deferred stock comp.	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2001	8,364,260	$84	$62,194	$(2,054)	$(32,650)	$27,574
Employee Stock Purchase Plan	7,710	—	8	—	—	8
Exercise of stock options	29,944	—	4	—	—	4
Net income	—	—	—	—	2,452	2,452
Deferred compensation amortization	—	—	—	572	—	572

Balance at December 31, 2002	8,401,914	84	62,206	(1,482)	(30,198)	30,610
Employee Stock Purchase Plan	21,652	—	41	—	—	41
Exercise of stock options	125,857	1	106	—	—	107
Net income	—	—	—	—	7,811	7,811
Deferred compensation amortization	—	—	—	562	—	562

Balance at December 31, 2003	8,549,423	85	62,353	(920)	(22,387)	39,131
Exercise of stock options	190,931	2	318	—	—	320
Net income	—	—	—	—	1,959	1,959
Redeemable common stock	100,000	1	399	—	—	400
Deferred compensation amortization	—	—	—	552	—	552

Balance at December 31, 2004	8,840,354	$88	$63,070	$(368)	$(20,428)	$42,362

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,959	$7,811	$2,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,710	1,697	1,554
Loss on sale of assets	(5)	—	—
Provision for losses on accounts receivable	275	545	404
Equity-based compensation	552	562	572
Deferred income taxes	1,051	(3,911)	(258)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the Combination and acquisition:
Accounts receivable	(3,316)	(1,007)	(138)
Inventories	(1,301)	(1,195)	5,180
Prepaid expenses and other current assets	(344)	(236)	460
Other assets	69	719	66
Accounts payable	668	(506)	(1,718)
Accrued expenses	(348)	(1,342)	(1,381)
Income tax payable	(366)	18	216
Other current liabilities	(23)	(343)	336

Net cash provided by operating activities	581	2,812	7,745

Cash flows from investing activities:
Purchase of property and equipment	(1,864)	(1,183)	(1,203)
Acquisition of Marketing Logistics, Inc.	—	(871)	—
Proceeds received from payment of receivable from related party	—	—	139

Net cash used in investing activities	(1,864)	(2,054)	(1,064)

Cash flows from financing activities:
Borrowings on line of credit	13,750	72,671	78,229
Principal payments on line of credit	(13,750)	(72,671)	(83,818)
Principal payments on notes payable	—	—	(14)
Issuance of equity	320	149	12

Net cash provided by (used in) financing activities	320	149	(5,591)

Net increase (decrease) in cash and cash equivalents	(963)	907	1,090
Cash and cash equivalents at beginning of year	3,620	2,713	1,623

Cash and cash equivalents at end of year	$2,657	$3,620	$2,713

Noncash investing and financing activities:
Issuance of redeemable common shares in acquisition	$—	$400	$—
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$89	$261	$365
Income taxes	$471	$450	$695

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    The Business

Excelligence Learning Corporation, a Delaware corporation (the “Company”), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination (the “Combination”) of the businesses of Earlychildhood LLC, a California limited liability company (“Earlychildhood”), and SmarterKids.com, Inc., a Delaware corporation. The Company’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood, Educational Products, Inc., a Texas corporation (“EPI”), and Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers’ Direct (“ECMD”).

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

(c)    Impairment of Long-Lived Assets

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2004. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred. In addition, the Company recorded no impairment charges in 2003 or 2002.

(d)    Income Taxes

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

(e)    Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, product returns, intangible assets, inventories and deferred income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Accounting Policies

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

(b)    Fiscal Year

The Company’s fiscal year end is December 31.

(c)    Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of the acquisition to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents consisted of an overnight investment account in the amount of $2.7 million and $3.6 million, respectively.

(d)    Concentration of Credit Risk

The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from sales to customers are not collateralized and management continually monitors the financial condition of its customers to reduce the risk of loss.

(e)    Deferred Catalog Costs

Deferred catalog costs are considered direct response advertising and are capitalized and amortized in amounts proportionate to revenues over the lives of each catalog, generally five months. Such costs are included in prepaid expenses and other current assets. Amortization expense related to deferred catalog costs is included in the statements of operations as a component of selling, general and administrative expenses. Such amortization expense was $4.6 million, $3.3 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(f)    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and amortized over the lesser of the remaining life of the asset or the remaining term of the lease. Maintenance and repairs are expensed as incurred. Depreciation expense for property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from five to 10 years for leasehold improvements and three to seven years for furniture, fixtures, equipment, computer and software.

Depreciation of property and equipment amounted to $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(g)    Intangible Assets

Trademarks and definite live intangible assets are stated at cost, and are being amortized on the straight-line basis over their estimated useful lives, which range from five to ten years.

(h)    Shipping and Handling

Shipping and handling revenues are included in revenue. Shipping costs are included in cost of goods sold. Costs directly associated with warehouse operations of $7.1 million, $7.0 million, and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, were included in selling, general and administrative expenses.

(i)    Equity-Based Compensation

The Company accounts for its equity-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$1,959	$7,811	$2,452
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	552	562	572
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,190	2,359	969

Pro forma net income	$1,321	$6,014	$2,055

Earnings per share:
Basic and diluted—as reported	$0.10	$0.91	$0.29

Basic and diluted—pro forma	$0.15	$0.70	$0.25

Shares used for basic and diluted	8,776,987	8,536,314	8,371,726

(j)    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income for all periods presented.

(k)    Basic and Diluted Net Income per Share

The basic and diluted net income per share information for the years ended December 31, 2004 and 2003 included in the accompanying statements of operations is based on the weighted average number of shares outstanding during the period.

Potential dilutive securities consisting of 535,858 and 578,205 shares issuable upon the exercise of stock options have been excluded in the computation of diluted net income per share for the years ended December 31, 2004 and 2003, respectively, as the effect of including unrecognized compensation cost in the treasury stock method would be anti-dilutive.

(l)    Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and notes payable approximates fair value because of the short term nature of these instruments.

(m)    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarified the definition of a business as a variable interest entity. The revision also delayed the effective date of certain provisions of the interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities, and, therefore, the adoption of FIN 46 has not had a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this provision to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce the Company’s net operating cash flows and increase its net financing cash flows in periods after adoption.

(3)    Business Combination

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller had a one-time opportunity, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash. The exercise period has expired and the shares were not redeemed; therefore, the redeemable common shares listed on the balance sheet as of December 31, 2003 were reclassified to equity in 2004.

The allocation of the purchase price of $1.2 million plus transaction costs of $71,000 is summarized as follows (in thousands):

Goodwill	$1,177
Trademarks	94

Total purchase price	$1,271

(4)    Accounts Receivable

Accounts receivable consists of the following amounts (in thousands):

	December 31,
	2004	2003
Accounts receivable	$8,906	$5,961
Less allowance for doubtful accounts	(385)	(481)

	$8,521	$5,480

(5)    Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	December 31,
	2004	2003
Raw materials and work in progress	$972	$961
Finished goods	15,462	14,172

	$16,434	$15,133

(6)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following amounts (in thousands):

	December 31,
	2004	2003
Prepaid catalog costs	$420	$869
Prepaid inventory	1,334	105
Non trade receivables	397	321
Prepaid rent	193	190
Prepaid insurance	393	557
Deposits	10	553
Prepaid credit cards	254	—
Other prepaid expenses	280	342

	$3,281	$2,937

(7)    Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$6,096	$5,158
Computer and software	3,297	2,439
Leasehold improvements	1,681	1,670
Furniture and fixtures	812	775

	11,886	10,042
Less accumulated depreciation	(7,485)	(5,972)

	$4,401	$4,070

(8)    Other Intangible Assets

As of December 31, 2004 and 2003, the major classes of intangible assets were as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(819)	$953	$(787)
Customer lists	1,410	(799)	1,410	(658)

	$2,363	$(1,618)	$2,363	$(1,445)

Total amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002 was $173,000, $279,000, and $288,000, respectively. The carrying amount of goodwill was $5.9 million at December 31, 2004 and 2003.

Estimated amortization expense (in thousands) for the years ended December 31,

2005	$173
2006	173
2007	173
2008	173
2009	51
Thereafter	2

The following table identifies the weighted average remaining life of the Company’s intangible assets (dollars in thousands):

Intangible Assets	Net Balance at December 31, 2004	Monthly Amortization	Remaining Life of Asset (years)
Formulas	$74	$1	5.41
Patents and trademarks	60	2	3.19
EPI customer list	611	12	4.33
		Weighted Average	4.35

(9)    Accrued Expenses and Merger Integration Charges

Accrued expenses consist of the following amounts (in thousands):

	December 31,
	2004	2003
Payroll and commissions	$906	$644
Vacation	781	757
Professional services	250	336
Sales tax	148	119
Needham facility exit costs	—	632
Other	522	467

	$2,607	$2,955

In conjunction with the Combination, the Company terminated certain SmarterKids.com employees and determined that the acquired lease for its Needham facility was an unfavorable lease. As a result, liabilities of $1.5 million and $1.1 million were recorded for severance and unfavorable leases in 2001, respectively.

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

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Total
Balance at December 31, 2001	$175	$2,257	$2,432
Additional 2002 charges	226	653	879
Amounts paid	(401)	(1,340)	(1,741)

Balance at December 31, 2002	—	1,570	1,570
Amounts paid	—	(938)	(938)

Balance at December 31, 2003	—	632	632
Amounts paid	—	(632)	(632)

Balance at December 31, 2004	$—	$—	$—

(10)    Credit Facility

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s credit facility with GMAC Business Credit, LLC (the “GMAC Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (4.525% at December 31, 2004). The Bank of America Facility also includes up to $4.4 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (4.775% at December 31, 2004). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of December 31, 2004, the Company had no borrowings and available credit of $19.4 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the facility. As of December 31, 2004, the Company was in compliance with the financial covenants and capital expenditure and acquisition limitations as set forth in the Bank of America Facility.

(11)    Related Party Transactions

The Company leases its Salinas paint manufacturing facility center from an entity comprised of its Chief Executive Officer and another significant stockholder. The lease expires on August 5, 2005 and calls for monthly rent payments of $24,885.

The Company purchases product for sale from an entity of which one of its directors is the Managing Director and majority shareholder. During the fiscal year ended December 31, 2004, the Company paid the entity an aggregate of $66,985.

(12)    Income Taxes

The Company is taxed as a C corporation. The Company’s consolidated statements of operations reflect the income tax expense based on the actual tax position of the company and its subsidiaries in effect for the respective periods. The following table reflects actual income taxes based on the income tax status of the Company and its subsidiaries for the respective periods (in thousands):

	For the Fiscal Years Ended December 31,
	2004	2003	2002
Federal:
Current	$(37)	$(13)	$237
Deferred	826	(3,882)	(369)

Total	$789	$(3,895)	$(132)

State:
Current	$77	$287	$569
Deferred	225	(29)	111

Total	$302	$258	$680

Total income tax expense (benefit):
Current	$40	$274	$806
Deferred	1,051	(3,911)	(258)

Total	$1,091	$(3,637)	$548

The Company’s actual tax expense (benefit) differs from the statutory federal income tax rate of 35% for the years ended December 31, 2004, 2003 and 2002, as shown in the following schedule (in thousands):

	For the Fiscal Years Ended December 31,
	2004	2003	2002
Income tax expense at statutory rate	$1,068	$1,461	$1,050
State income taxes	599	270	216
Change in tax law	—	(2,401)	—
Change in beginning period valuation allowance	(574)	(2,792)	(576)
Other	(2)	(175)	(142)

Actual tax expense (benefit)	$1,091	$(3,637)	$548

The following table displays the tax effects of temporary differences (in thousands):

	For the Fiscal Years Ended December 31,
	2004	2003	2002
Deferred tax assets:
Allowance for bad debts	$149	$189	$182
Accrued expenses	129	489	850
State taxes	39	105	88
Net operating loss and tax credit carry forward	7,398	8,530	6,934
Inventories	327	431	374
Property, equipment and intangible assets	99	22	219

	8,141	9,766	8,647
Less valuation allowance	(1,611)	(2,185)	(4,977)

Net deferred tax assets	$6,530	$7,581	$3,670

The valuation allowance is related to the deferred income tax assets acquired in the Combination. The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. A valuation allowance has been established for the net operating loss, which, if not utilized, will expire between 2006 and 2020. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The reduction in the 2004 beginning valuation allowance was due to the write-off of certain deferred tax assets that had been previously reserved by the Company. The reduction in the valuation allowance in 2003 and 2002 was related to assets acquired in the Combination for which the Company determined the allowance was no longer necessary. This adjustment has been reflected as a reduction to income tax expense because the long-lived assets acquired in the Combination were impaired as of December 31, 2001.

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

(13)    Employee Benefits

Retirement Savings Plan

Employees of the Company are eligible to participate in the Excelligence Learning Corporation 401(k) Plan (the “Plan”). The Plan is a defined contribution plan operating under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees are eligible to participate in the Plan after completing 90 days of service. Participants may defer up to 15% of their compensation, up to a maximum of $13,000 in 2004, as a contribution to the Plan. Participants who are 50 years or older had the option to defer an additional $3,000 in 2004. The Company matches 15% of employee contributions to the Plan up to a maximum of 6% of their compensation. The Company suspended matching participants’ contributions to the Plan from February through September 2002.

Participant contributions are 100% vested immediately. Employer contributions are subject to the following vesting schedule:

Year 2 of service	20%
Year 3 of service	40%
Year 4 of service	60%
Year 5 of service	100%

The Company’s expense related to matching participants’ contributions to the Plan was $44,000, $60,000, and $30,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Options

In March 2001, the Company adopted its 2001 Stock Option and Incentive Plan, pursuant to which the Company’s Board of Directors may grant stock options to key employees, directors and certain consultants of the Company. The 2001 Stock Option and Incentive Plan, which was amended and restated in its entirety in May 2003 upon receipt of stockholder approval, authorizes grants of options to purchase up to 1.8 million shares of common stock.

In March 2001, the Company also adopted its 2001 Non-Employee Director Stock Option Plan, pursuant to which the Company’s Board of Directors may grant stock options as an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors. The 2001 Non-Employee Director Stock Option Plan authorizes grants of options to purchase up to 300,000 shares of common stock.

The following table summarizes stock option activity for the three years ended December 31, 2004:

	Shares In Thousands	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2001	1,145		$2.79
Options granted	296	$1.38— 3.60	$2.00
Options lapsed or cancelled	(170)	$0.15—12.00	$7.05
Options exercised	(30)	$0.15— 0.15	$0.15

Options outstanding, December 31, 2002	1,241		$2.04
Options granted	66	$2.98— 6.31	$4.81
Options lapsed or cancelled	(35)	$0.15—12.00	$2.13
Options exercised	(125)	$0.15— 1.43	$0.87

Options outstanding, December 31, 2003	1,147		$2.47
Options granted	124	$4.08— 5.95	$5.08
Options lapsed or cancelled	(85)	$0.15—12.00	$6.02
Options exercised	(191)	$1.38— 6.31	$1.66

Options outstanding, December 31, 2004	995		$3.29

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares In Thousands	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares In Thousands	Weighted Average Exercise Price
under $1.00	60	5.7	$0.15	59	$0.15
1.01 to 2.00	552	6.9	1.42	520	1.42
2.01 to 4.00	218	6.2	3.32	206	3.50
4.01 to 11.00	162	4.5	10.67	17	7.14
over $11.00	3	14.9	12.00	3	$12.00

	995	6.2	$3.29	805	$8.80

The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $3.40, $5.58 and $2.47, respectively. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options
Year Ended December 31,	2004	2003	2002
Expected life (in years)	6.1	9.6	8.5
Risk-free interest rate	4.03%	4.58%	3.86%
Volatility	99.0%	99.0%	82.0%
Dividend yield	0.0%	0.0%	0.0%

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

(14)    Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments as of December 31, 2004 under operating leases are as follows (in thousands):

Operating Leases
2005	$3,180
2006	2,407
2007	1,870
2008	794
2009	534
Thereafter	522

$9,307

As provided in SFAS No. 13, Accounting for Leases, rental expenses for certain operating lease agreements with step rent increases are recognized on a straight-line basis over the term of the lease. Total rental expense under operating leases was $3.7 million, $3.9 million and $4.0 million for December 31, 2004, 2003, and 2002, respectively.

As stated in Note 11, the Company leases one of its warehouse facilities from a company owned by its Chief Executive Officer and one of its other significant stockholders.

(15)    Segment Information

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

	Early Childhood			Elementary School			Consolidated
	December 31,			December 31,			December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net revenues	$91,109	$78,490	$70,190	$30,177	$31,431	$30,570	$121,286	$109,921	$100,760

Net income (loss)	$2,063	$7,237	$(217)	$(104)	$574	$2,669	$1,959	$7,811	$2,452
Interest—net	80	247	409	—	—	(18)	80	247	391
Income tax (benefit) expense	1,126	(4,100)	548	(35)	463	—	1,091	(3,637)	548
Depreciation and amortization	1,024	1,146	1,168	686	551	386	1,710	1,697	1,554

EBITDA	$4,293	$4,530	$1,908	$547	$1,588	$3,037	$4,840	$6,118	$4,945

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment. Such inter-segment charges are based on estimates of its actual costs for such activities. Inter-segment charges amounted to $407,000, $580,000, and $577,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company allocates income tax expense for the current year based on a percentage of each segment’s pre-tax income. The non-recurring adjustments in 2003 related to the change in tax law and adjustment to the deferred tax valuation allowance directly related to the Early Childhood segment and therefore the benefit of the adjustments is reflected entirely in that segment. Prior to fiscal year 2003, no allocation of income tax was made to the Elementary School segment.

The Company had no customer comprising greater than 10% of its revenues or accounts receivable as of and for the years ended December 31, 2004, 2003 or 2002.

The segment asset information available is as follows:

	December 31,
	2004	2003
Assets
Early Childhood	$41,608	$38,097
Elementary School	19,439	19,136
Eliminations	(11,310)	(11,310)

Total	$49,737	$45,924

(16)    Quarterly Information (Unaudited)

	March 31	June 30	September 30	December 31
2004:
Revenues	$19,836	$26,549	$53,404	$21,497
Gross margin	$6,908	$9,284	$18,142	$6,819
Operating income (loss)	$(1,641)	$270	$7,279	$(2,782)
Net income (loss)	$(943)	$136	$4,054	$(1,287)
Basic and diluted net income (loss) per share	$(0.11)	$0.02	$0.46	$(0.15)
2003:
Revenues	$17,418	$23,645	$50,951	$17,907
Gross margin	$6,128	$8,732	$18,654	$5,980
Operating income (loss)	$(1,974)	$665	$8,872	$(2,926)
Net income (loss)	$(1,148)	$320	$7,848	$791
Basic and diluted net income (loss) per share	$(0.14)	$0.04	$0.92	$0.09
2002:
Revenues	$15,574	$22,091	$46,264	$16,831
Gross margin	$5,621	$8,255	$17,216	$5,190
Operating income (loss)	$(2,822)	$588	$8,450	$(2,825)
Net income (loss)	$(2,912)	$433	$5,926	$(995)
Basic and diluted net income (loss) per share	$(0.35)	$0.05	$0.71	$(0.12)

Excelligence Learning Corporation

Schedule II

Valuation and Qualifying Accounts

	For the Fiscal Years Ended December 31,
	2004	2003	2002
	(in thousands)
Allowance for Doubtful Accounts:
Balance at beginning of period	$481	$479	$583
Additions charged to expense	275	545	404
Deductions (write-offs)	(371)	(543)	(508)

Balance at end of period	$385	$481	$479