Form 10-Q
period 2005-03-31
EXCELLIGENCE LEARNING CORP
filed 2005-05-12
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,936,124 shares outstanding as of May 10, 2005.

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

When used in this Quarterly Report on Form 10-Q and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries have not changed since the Company filed its Annual Report on Form 10-K and include, but are not limited to, the following:

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

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004*
ASSETS

Current assets :
Cash and cash equivalents	$1,282	$2,657
Accounts receivable, net of allowance for doubtful accounts of $333 and $385 at March 31, 2005 and December 31, 2004, respectively	6,237	8,521
Inventories	27,892	16,434
Prepaid expenses and other current assets	4,164	3,281
Deferred income taxes	440	444

Total current assets	40,015	31,338
Property and equipment, net	4,393	4,401
Deferred income taxes	6,306	6,086
Other assets	232	238
Goodwill	5,878	5,878
Other intangible assets, net	702	745

Total assets	$57,526	$48,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,971	$3,686
Accrued expenses	2,839	2,607
Other current liabilities	612	31

Total current liabilities	15,422	6,324

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,935,124 and 8,840,354 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	89	88
Additional paid-in capital	63,189	63,070
Deferred stock compensation	(230)	(368)
Accumulated deficit	(20,944)	(20,428)

Total stockholders’ equity	42,104	42,362

Total liabilities and stockholders’ equity	$57,526	$48,686

*	Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$22,410	$19,836
Cost of goods sold	14,441	12,928

Gross profit	7,969	6,908

Operating expenses:
Selling, general and administrative	9,010	8,506
Amortization of intangible assets	43	43

Operating loss	(1,084)	(1,641)

Other (income) expense:
Interest expense	5	5
Interest income	(11)	(2)

Loss before income taxes	(1,078)	(1,644)
Income tax benefit	563	701

Net loss	$(515)	$(943)

Net Loss Per Share Calculation:
Net loss per share – basic and diluted	$(0.06)	$(0.11)

Weighted average shares used in net loss per share calculation – basic and diluted	8,926,231	8,688,474

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(515)	$(943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	427
Provision for doubtful accounts	(8)	(115)
Equity-based compensation	138	138
Deferred income taxes	(217)	(594)
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	2,292	336
Inventories	(11,458)	(5,294)
Prepaid expenses and other current assets	(882)	(252)
Other assets	6	5
Accounts payable	8,285	6,153
Accrued expenses	231	139
Other current liabilities	582	(54)

Net cash used in operating activities	(1,094)	(54)

Cash flows from investing activities:
Purchase of property and equipment	(401)	(807)

Cash flows from financing activities:
Exercise of employee stock options	120	98

Net decrease in cash and cash equivalents	(1,375)	(763)
Cash and cash equivalents at beginning of period	2,657	3,620

Cash and cash equivalents at end of period	$1,282	$2,857

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes	$2	$96

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The Business

Excelligence Learning Corporation, a Delaware corporation (the “Company”), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination (the “Combination”) of the businesses of Earlychildhood LLC, a California limited liability company (“Earlychildhood”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”). The Company’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood, Educational Products, Inc., a Texas corporation (“EPI”), and Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers’ Direct (“ECMD”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 was derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2004, 44% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the first and second quarters as inventory levels are increased to meet seasonal demands.

Equity-Based Compensation

The Company accounts for its equity-based compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings of equity-based compensation expense as if the Company were using the fair-value method has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(515)	$(943)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	138	138
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	361	436

Pro forma net loss	$(738)	$(1,241)

Net loss per share calculation:
Net loss per share – basic and diluted, as reported	$(0.06)	$(0.11)

Net loss per share – basic and diluted, pro forma	$(0.08)	$(0.14)

Weighted average shares used in net loss per share calculation – basic and diluted	8,926,231	8,688,474

The fair value of these options was estimated using the Black-Scholes model, with the following weighted average assumptions:

	Stock Options
Three Months Ended March 31,	2005	2004
Expected life (in years)	6.9	9.6
Risk-free interest rate	4.33%	4.58%
Volatility	95.0%	99.0%
Dividend yield	0.0%	0.0%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first annual reporting period that begins after June 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net loss and net loss per share amounts for the three months ended March 31, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption of SFAS 123R to have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.

In December 2004, FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 provides guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that allows a tax deduction on qualified production activities. The guidance states that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The adoption of FSP No. 109-1 is not expected to materially impact the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued SFAS No. 151, Inventory Costs - an Amendment to ARB no. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to impact the Company’s financial position, results of operations or cash flows.

(2)	Unaudited Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share information for the three months ended March 31, 2005 and 2004 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2005 and 2004 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(515)	$(943)

Weighted average shares used in net loss per share calculation – basic and diluted	8,926,231	8,688,474

Net loss per share – basic and diluted	$(0.06)	$(0.11)

Exercisable options outstanding of 458,655 and 658,562 at March 31, 2005 and 2004, respectively, are excluded from the computation of diluted EPS for the three months ended March 31, 2005 and 2004 because the effect would have been anti-dilutive.

(3)	Segment Information

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Early Childhood		Elementary School		Consolidated
	Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004
Net revenues	$21,008	$18,172	$1,402	$1,663	$22,410	$19,836

Cost of goods sold	13,431	11,711	1,010	1,217	14,441	12,928
Gross profit	7,577	6,461	392	446	7,969	6,908
Operating expenses:
Selling, general, and administrative	6,934	6,479	2,076	2,027	9,010	8,506
Amortization of intangible assets	8	8	35	35	43	43

Operating income (loss)	$635	$(25)	$(1,719)	$(1,616)	$(1,084)	$(1,641)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment and charges the Elementary School segment for such activities. These inter-segment charges are based on estimates of actual costs for such activities. Inter-segment charges have been eliminated in consolidation and amounted to $128,062 and $144,922 for the three months ended March 31, 2005 and 2004, respectively. The Company allocates income tax expense for the current year based on a percentage of each segment’s pre-tax income.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the three-month period ended March 31, 2005 or 2004.

The segment asset information available is as follows (in thousands):

	March 31, 2005	December 31, 2004
Assets
Early Childhood	$46,529	$40,558
Elementary School	22,307	19,439
Eliminations	(11,310)	(11,310)

Total	$57,526	$48,686

(4)	Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(828)	$953	$(819)
Customer Lists	1,410	(833)	1,410	(799)

	$2,363	$(1,661)	$2,363	$(1,618)

Total amortization expense on intangible assets was $43,000 for the three months ended March 31, 2005 and 2004.

The carrying amount of goodwill was $5.9 million at March 31, 2005 and December 31, 2004. There was no impairment loss recorded during the three months ended March 31, 2005 and 2004.

(5)	Credit Facility

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of April 1, 2005, the amount available under the Bank of America Facility was further reduced pursuant to the financing schedule by $0.5 million to $18.9 million.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (4.62% at March 31, 2005). The Bank of America Facility also includes, as of March 31, 2005, up to $4.4 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (4.87% at March 31, 2005). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of March 31, 2005 and December 31, 2004, the Company had no borrowings and available credit of $19.4 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of March 31, 2005, the Company was in compliance with the financial covenants and capital expenditure and acquisition limitations as set forth in the Bank of America Facility.

(6)	Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	March 31, 2005	December 31, 2004
Raw materials and work in progress	$1,044	$972
Finished goods	26,848	15,462

	$27,892	$16,434

(7)	Subsequent Event

In Excelligence Learning Corporation v. Oriental Trading Company and Teresa Martini (Case no. 03-04947-JF (RS) in the U.S. District Court for the Northern District of California), the Company had asserted claims that included theft of trade secrets, trade dress infringement and copyright infringement against a former employee (Martini) it alleged had taken trade secrets and used them to the benefit of her new employer (Oriental Trading Company). As previously disclosed, on December 20, 2004, the District Court issued an order granting summary judgment in favor of defendants. On January 19, 2005, the Company filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On April 21, 2005, the District Court issued a decision on defendants’ bill of costs and motion for attorneys’ fees, allowing approximately $160,000 in costs and granting defendants $250,000 in attorneys’ fees. After considering the costs of pursuing an appeal, the possibility of an additional financial award to defendants and continued diversion of management resources, the Company determined in May 2005 that a settlement was warranted. On May 11, 2005, the Company and the defendants entered into a settlement agreement pursuant to which the Company agreed to pay the defendants $240,000 in exchange for a release of liability from the costs and fees awarded by the District Court, and to dismiss its appeal, with prejudice, thereby settling the dispute.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, primarily including:

•	its Discount School Supply catalog and website, through which the Company develops, markets and sells educational products to early childhood professionals and, to a lesser extent, consumers;

•	EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations;

•	its ECMD catalog and website, through which the Company markets and sells furniture and equipment to early childhood professionals, and

•	Earlychildhood NEWS, an award winning print and web-based magazine focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force, which, as of March 31, 2005, numbered 68 people.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

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

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets to account for its goodwill and intangible assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducts its annual impairment test on December 31. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of the Company’s reporting units, its Early Childhood and Elementary School segments.

Income Taxes

The Company is taxed as a C corporation and files a consolidated tax return with its wholly-owned subsidiaries. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries in effect for the respective periods.

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an increase to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Revenues

Revenues increased 13.0% to $22.4 million for the three months ended March 31, 2005, up $2.6 million from the $19.8 million recorded for the same period in 2004. The increase was attributable to revenue growth of $2.8 million in the Early Childhood segment. The Early Childhood segment continued its trend of revenue growth through new product offerings, new customer solicitation and improved sales and marketing strategies. For the Elementary School segment, revenues decreased by $262,000 to $1.4 million for the three months ended March 31, 2005, compared to revenues of $1.7 million for the same period in 2004. The decrease in revenues in the Elementary School segment was primarily related to a declining demand for science fair products, offset by a strong performance in the apparel line.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by improving circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Gross Profit

Gross profit was $8.0 million for the three-month period ended March 31, 2005, a $1.1 million increase over the gross profit of $6.9 million for the same period in 2004. The increase was primarily attributable to increased revenue for the period. Gross profit as a percentage of sales increased slightly from 34.8% for the first quarter of 2004 to 35.6% for the first quarter of 2005.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended March 31, 2005 and 2004 was $1.7 million and $1.5 million, respectively, or 7.6% as a percentage of sales for both periods. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended March 31, 2005 and 2004 was $924,000 and $800,000, respectively, or 4.1% and 4.0% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based compensation and depreciation of property and equipment. Selling, general and administrative expenses increased $504,000, or 5.9%, to $9.0 million for the three months ended March 31, 2005, compared to $8.5 million for the same period in 2004. Included in selling, general and administrative expenses for the three months ended March 31, 2005 is a $240,000 charge related to a legal settlement. See “Legal Proceedings.” Excluding this item, selling, general and administrative expenses increased primarily due to a growth in warehouse personnel made necessary by the Company’s decision to increase inventory levels to meet seasonal demands earlier in 2005 than it did in 2004.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 for the three months ended March 31, 2005 and 2004.

Interest Expense

Interest expense was $5,000 for the three months ended March 31, 2005 and 2004.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax benefit of $563,000 and $701,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2005 and 2004 approximates the Company’s combined federal and state statutory tax rate of 41.6% and 42.6%, respectively.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first annual reporting period that begins after June 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net loss and net loss per share amounts for the three months ended March 31, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption of SFAS 123R to have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.

In December 2004, FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 provides guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that allows a tax deduction on qualified production activities. The guidance states that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The adoption of FSP No. 109-1 is not expected to materially impact the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued SFAS No. 151, Inventory Costs—an Amendment to ARB no. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to impact the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of April 1, 2005, the amount available under the Bank of America Facility was further reduced pursuant to the financing schedule by $0.5 million to $18.9 million.

The Company’s primary cash needs are for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of March 31, 2005, the Company had net working capital of $24.7 million.

During the three months ended March 31, 2005, the Company’s operating activities used $1.1 million of cash. The use of cash was primarily related to an earlier ramp-up of inventory as compared to the first quarter of 2004. The Company used $401,000 in cash for investing activities during the three months ended March 31, 2005, with which the Company purchased property and equipment. The Company obtained $120,000 in cash from financing activities as a result of exercised stock options.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (4.62% at March 31, 2005). The Bank of America Facility also includes, as of March 31, 2005, up to $4.4 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (4.87% at March 31, 2005). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of March 31, 2005 and December 31, 2004, the Company had no borrowings and available credit of $19.4 million under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of March 31, 2005, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility.

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

As of March 31, 2005, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

The following table summarizes the Company’s contractual obligations as of March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable Operating Lease Obligations	$9,811	$3,360	$5,395	$1,016	$40

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the full year 2005. Actual results may differ materially from these expectations. See “Forward-Looking Statements.” Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company does not undertake to update these expectations, except to the extent that the Company is required to do so.

Management’s goal is to continue revenue growth through improving circulation of its catalogs, offering new proprietary products, soliciting new customers for its Early Childhood and Elementary School segments, and implementing more aggressive pricing strategies in both segments.

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2004, 44% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the first and second quarters as inventory levels are increased to meet seasonal demands.

Inflation

Inflation has and is expected to have only a minor effect on the Company’s results of operations and sources of liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risk includes statements that involve risks and uncertainties that could significantly offset anticipated results in the future. Actual results could differ materially from those projected in the forward-looking statements. See “Forward-Looking Statements.” The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of March 31, 2005, the Company had no borrowings under the Bank of America Facility and available borrowing capacity of $19.4 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from the normal course of business are not collateralized and management continually monitors the payment of its accounts receivable and the financial condition of its customers to reduce the risk of loss. The Company does not believe that its cash and cash equivalents are subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In Excelligence Learning Corporation v. Oriental Trading Company and Teresa Martini (Case no. 03-04947-JF (RS) in the U.S. District Court for the Northern District of California), the Company had asserted claims that included theft of trade secrets, trade dress infringement and copyright infringement against a former employee (Martini) it alleged had taken trade secrets and used them to the benefit of her new employer (Oriental Trading Company). As previously disclosed, on December 20, 2004, the District Court issued an order granting summary judgment in favor of defendants. On January 19, 2005, the Company filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On April 21, 2005, the District Court issued a decision on defendants’ bill of costs and motion for attorneys’ fees, allowing approximately $160,000 in costs and granting defendants $250,000 in attorneys’ fees. After considering the costs of pursuing an appeal, the possibility of an additional financial award to defendants and continued diversion of management resources, the Company determined in May 2005 that a settlement was warranted. On May 11, 2005, the Company and the defendants entered into a settlement agreement pursuant to which the Company agreed to pay the defendants $240,000 in exchange for a release of liability from the costs and fees awarded by the District Court, and to dismiss its appeal, with prejudice, thereby settling the dispute.

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

Date: May 12, 2005

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Diane Kayser
Diane Kayser
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)