Form 10-K/A
period 2004-12-31
EXCELLIGENCE LEARNING CORP
filed 2006-02-01
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

Due to the matters discussed below and as previously announced, Excelligence Learning Corporation (the “Company”) is restating its previously issued financial statements for the fiscal year ended December 31, 2004. Accordingly, the Company is amending this annual report on Form 10-K to restate its consolidated financial statements for the fiscal year ended December 31, 2004 and the related disclosures. Item 6 of this Form 10-K/A also includes the restatement of selected financial data as of and for the year ended December 31, 2004. Please also refer to Item 9.A “Controls and Procedures,” and Note 3 to the consolidated financial statements included in “Item 15 – Exhibits and Financial Statement Schedules” for a further discussion of the restatement.

On August 12, 2005, the Company announced a delay in the filing of its Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent legal counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of the investigation, the Company determined that certain liabilities related to inventory, catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company is restating its previously issued financial statements for such year as set forth in this Form 10-K/A and is restating its previously issued financial statements for such quarter in its Form 10-Q/A, hereafter to be filed with the Securities and Exchange Commission (the “Commission”). No other fiscal periods prior to the fiscal year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of this restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely pay or accrue its obligations for certain invoices for inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The impact on previously reported operating income as a result of corrections to the accounting for the aforementioned accruals, excluding the related tax effects, is a decrease to operating income of $975,000 for the fiscal year ended December 31, 2004. The adjustments also increase previously reported total liabilities of $6.3 million at December 31, 2004 by approximately $1.5 million, and increase previously reported total assets of $48.7 million by approximately $1.3 million. The cumulative effect of the identified items for the year ended December 31, 2004 results in a decrease to net income of $677,000, and a decrease in the Company’s previously reported equity of $336,000. As a result of the restatement, the Company’s basic and diluted earnings per share for the fiscal year ended December 31, 2004 is reduced by $0.07 and $0.08 per share, respectively.

Certain elements of the adjustments consist of accruals relating to fiscal year 2004 that were not recorded until fiscal year 2005. Adjusting the timing of when these accruals were recorded decreases the Company’s previously reported operating (pre-tax) loss for the quarter ended March 31, 2005, as described in the Company’s Form 10-Q/A for that fiscal quarter, hereafter to be filed with the Commission.

The staff in the Division of Enforcement in the San Francisco District Office of the Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement and related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission, in January 2006. The Company intends to continue to cooperate with the staff and Commission in connection with the formal investigation.

Except as discussed above, in this Form 10-K/A, the Company has not modified or updated disclosures presented in its 2004 annual report on Form 10-K filed on March 16, 2005. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Company’s original Form 10-K or modify or update those disclosures made at the time of the original filing of the Form 10-K on March 16, 2005. This Form 10-K/A should be read in conjunction with the Company’s filings made with the

Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. Only the following items have been amended as a result of the restatement:

•	Part II – Item 6 – Selected Financial Data;

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II – Item 9A –Controls and Procedures; and

•	Part IV – Item 15 – Exhibits and Financial Statements Schedules.

Please refer to Note 3 to the accompanying consolidated financial statements for additional information on the restatement.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	projections of net revenues and operating income;

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	integration of acquired businesses;

•	the outcome of pending legal proceedings; and

•	protection of the Company’s intellectual property.

As such, actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The Company has based its forward-looking statements on current expectations and projections about future events and assumes no obligation to update publicly any forward-looking information that may be made by or on behalf of the Company in this Annual Report on Form 10-K/A or otherwise, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so.

When used in this Annual Report on Form 10-K/A and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries include, but are not limited to, the following:

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

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K/A might not occur.

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

Online Marketing. The Company’s Earlychildhood website at www.earlychildhood.com has been designed to be one of the principal vehicles used by the Company to reach customers and provide them with an array of information and services related to the Early Childhood segment’s product lines. The Earlychildhood website offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. Earlychildhood NEWS sponsors Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure, which is also linked to the Earlychildhood website. The Earlychildhood website also offers products online through its Discount School Supply website at www.discountschoolsupply.com, which is linked to www.earlychildhood.com the Earlychildhood website, the more content-driven website. In addition, the ECMD website at www.ecmdstore.com allows early childhood professionals to search a wide variety of furniture and equipment by individual vendor or by category to compare the offerings of various vendors. The Elementary School segment markets to its customers online with the EPI website at www.educationalproducts.com, which offers information about the Company’s back-to-school program, as well as its fundraising, apparel and science fair programs.

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

Competitive Strengths

The Company has positioned itself as a key player in the educational products industry by focusing on its Company-developed products, competitive pricing, excellent customer service, quick delivery through multiple distribution centers, the distribution of its Discount School Supply catalog multiple times per year, the distribution of its ECMD catalog and other specialty catalogs, and an aggressive marketing strategy. The Company markets its art materials and consumables, for example, by featuring paints, craft materials and paint accessories foremost in its catalogs and on its websites and by utilizing these products in workshops for teachers. While its competitors also feature products in this category and even offer out-sourced, private-labeled paints, the Company develops and manufactures paint formulations in-house. This allows the Company to exclusively offer products such as BioColor® and Liquid WaterColorTM, to have greater control of product availability and to improve its margins. The Company seeks to enhance its product offerings by providing its customers with information regarding activities in which such products can be used, allowing certain customers to participate in workshops and giving certain customers access to other services offered by the Company. For example, the Company’s print and online publication Earlychildhood NEWS, as well as its online sharing boards and product promotions, provide an opportunity for teachers to obtain and share information about product uses and learning experiences critical to advancing the quality of early childhood education. As customers increasingly interact with and become aware of the Company’s many distribution methods, including Discount School Supply’s catalog, website and direct sales force and EPI’s fundraising programs and website, the Company seeks to become synonymous with convenience, quality and value.

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

We also compete, to a lesser extent, with mass-market retailers such as Target, Office Depot and Wal-Mart, other packers of school supplies such as Innisbrook, as well as retail and online booksellers and toy stores, such as Barnes & Noble, Amazon.com and Toys “R” Us,. These companies have greater brand recognition and greater resources than we do. We could be at a disadvantage in responding to these competitors’ freight policies or merchandising and pricing strategies.

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

We import some of our product offerings from foreign manufacturers. In 2004, products sourced overseas accounted for approximately 24% of the Company’s sales. These foreign manufacturers are located primarily in China, Taiwan, and Hong Kong, and, to a lesser extent, in a few European countries. We are subject to the following risks inherent in relying on foreign manufacturers:

•	the inability to return products which could result in excess inventory;

•	fluctuations in currency exchange rates which could potentially result in a weaker U.S. dollar in overseas markets, increasing the cost of inventory purchased;

•	transportation delays and trade restrictive actions by foreign governments which could result in delays in shipping products to our customers;

•	the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes;

•	trade infringement claims;

•	increased risk of exposure from product liability claims due to uncollectibiilty from uninsured foreign manufacturers; and

•	delays or cancellations in the manufacture or shipment of products caused by the continued threat of international terrorism, and increased security instituted in response thereto.

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

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share and per share data)

The following selected consolidated statements of operations and balance sheet data have been derived from the audited consolidated financial statements of Excelligence Learning Corporation and its predecessor entities. The historical results presented herein are not necessarily indicative of future results and should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K/A.

On September 7, 2005, the Company determined that certain liabilities related to inventory, prepaid catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and therefore is restating its previously issued financial statements for such year as set forth in this Form 10-K/A. No other fiscal periods prior to the year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. Please see the “Explanatory Note” that follows the cover page of this Form 10-K/A for references to additional discussion of the restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely pay or accrue its obligations for certain invoices for inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The impact on previously reported operating income as a result of corrections to the accounting for the aforementioned accruals, excluding the related tax effects, is a decrease to operating income of $975,000 for the fiscal year ended December 31, 2004. The adjustments also increase previously reported total liabilities of $6.3 million at December 31, 2004 by approximately $1.5 million, and increase previously reported total assets of $48.7 million by approximately $1.3 million. The cumulative effect of the identified items at December 31, 2004 results in a decrease in net income of $677,000, and a decrease in the Company’s previously reported equity of $336,000. As a result of the restatement, the Company’s basic and diluted earnings per share for the fiscal year ended December 31, 2004 is reduced by $0.07 and $0.08 per share, respectively.

Please refer to Note 3 of the accompanying consolidated financial statements for additional information on the restatement.

	Years Ended December 31,
	2004	2003		2002		2001(2)		2000
	(Restated)
Statement of Operations Data:
Revenues	$120,988	$109,921		$100,760		$92,849		$80,400
Gross profit	$40,580	$39,494		$36,282		$33,102		$29,739
Selling, general and administrative expenses	$38,257	$34,578		$32,603		$39,208		$30,472
Impairment charges	$—	$—		$—		$29,580		$—
Amortization of goodwill and other intangible assets	$173	$279		$288		$5,485		$964
Income (loss) from operations	$2,150	$4,637		$3,391		$(41,171)		$(1,697)
Net income (loss)	$1,282	$7,811		$2,452		$(35,610	)(3)	$(2,310	)(3)
Net income per share:						—		—
Basic	$0.15	$0.91		$0.29
Diluted	$0.14	$0.85	(1)	$0.29	(1)
Shares used in per share calculation:						—		—
Basic	8,763,326	8,536,314		8,371,726
Diluted	9,277,719	9,171,814	(1)	8,371,726
Pro forma net loss per share—basic and diluted	—	—		—		(4.79	)(3)	(0.41	)(3)
Shares used in pro forma per share calculation—basic and diluted	—	—		—		7,433,503	(3)	5,595,539	(3)

	As of December 31,
	2004	2003	2002	2001	2000
	(Restated)
Balance Sheet Data:
Cash and cash equivalents	$2,657	$3,620	$2,713	$1,623	$181
Total assets	$49,951	$45,924	$39,054	$44,290	$38,087
Working capital	$24,173	$21,991	$17,476	$12,484	$11,877
Long-term debt, net of current portion	$—	$—	$—	$14	$7,250
Equity	$42,026	$39,131	$30,610	$27,574	$18,436

(1)	The Company has revised its calculation of treasury shares used in connection with its calculation of diluted earnings per share to eliminate the effect of compensation expense ascribed to past services and to give effect to the amount of unrecognized compensation costs attributable to future services. This revision resulted in a decrease in the Company’s diluted earnings per share of $0.02 and zero for the years ended December 31, 2003 and 2002, respectively.
(2)	On April 30, 2001, the combination of Earlychildhood LLC and SmarterKids.com, Inc. was completed. The financial information reflects the combined results of operations of Excelligence’s predecessor, Earlychildhood, and SmarterKids.com subsequent to May 1, 2001.
(3)	Net loss for the years ended December 31, 2001 and 2000 reflect the pro forma income tax effect of Excelligence and its predecessor companies’ income being subject to federal and state income taxes as a C corporation. The pro forma net loss basic and diluted per share information and shares used in pro forma per share calculation included in the statement of operations data for the year ended December 31, 2001 and 2000 reflect the impact of the exchange of all of the membership interests in Earlychildhood for shares of Excelligence common stock in the combination as of January 1, 2001 and 2000, respectively, or date of issuance, if later.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

On August 12, 2005, the Company announced a delay in the filing of its Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of the investigation, the Company determined that certain liabilities related to inventory, catalog costs and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company is restating its previously issued financial statements for such year as set forth in this Form 10-K/A and is restating its previously issued financial statements for such quarter in its Form 10-Q/A, hereafter to be filed with the Commission. No other fiscal periods prior to the fiscal year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of this restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the failure to timely pay or accrue its obligations for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, its forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, and an understatement of income taxes related to stock options, which were partially offset by an overstatement of compensation expense for deferred compensation amounts relating to previously issued stock option exercises.

The impact on previously reported operating income as a result of corrections to the accounting for the aforementioned accruals, excluding the related tax effects, is a decrease to operating income of $975,000 for the fiscal year ended December 31, 2004. The adjustments also increase previously reported total liabilities of $6.3 million at December 31, 2004 by approximately $1.5 million, and increase previously reported total assets of $48.7 million by approximately $1.3 million. The cumulative effect of the identified items for the year ended December 31, 2004 results in a decrease in net income of $677,000, and a decrease in the Company’s previously reported equity of $336,000. As a result of the restatement, the Company’s basic and diluted earnings per share for the fiscal year ended December 31, 2004 is reduced by $0.07 and $0.08 per share, respectively.

Certain elements of the adjustments consist of accruals relating to fiscal year 2004 that were not recorded until fiscal year 2005. Adjusting the timing of when these accruals were recorded decreases the Company’s previously reported operating (pre-tax) loss for the quarter ended March 31, 2005, as described in the Company’s Form 10-Q/A for that fiscal quarter, hereafter to be filed with the Commission.

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

In fiscal year 2004, the Company operated in two business segments: Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, ECMD and Earlychildhood NEWS . The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and, to a lesser extent, consumers. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

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

Results of Operations

Revenues

Revenues were $121.0 million (as restated), $109.9 million and $100.8 million for 2004, 2003 and 2002, respectively. The increase in revenue from 2003 to 2004 of 10.1% (as restated) was primarily due to growth of 15.8% (as restated), or $12.4 million (as restated), in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, new customer solicitation and improved sales and marketing strategies. The Elementary School segment’s revenue decreased by 4.3% (as restated), or $1.4 million (as restated), from 2003 to 2004, primarily due to order fulfillment challenges related to the consolidation of warehouses at the beginning of the year. The Company has taken steps to correct these fulfillment challenges and believes that the Elementary School segment’s processes will be operating effectively in 2005. The increase in revenue from 2002 to 2003 of 9.1% was primarily due to growth of 11.8%, or $8.3 million, in the Early Childhood segment.

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

Gross Profit

Gross profit was $40.6 million (as restated), $39.5 million and $36.3 million for 2004, 2003 and 2002, respectively. The increase in gross profit in 2004 of $1.1 million (as restated) was primarily due to an increase in gross profit of 7.6%, or $2.2 million, in the Early Childhood segment. This increase in gross profit within the Early Childhood segment was achieved through effective sales and marketing strategies. The increase in gross profit in 2003 of $3.2 million was primarily due to revenue growth of 11.8%, or $8.3 million, within the Early Childhood segment.

Gross profit as a percentage of sales was 33.5% (as restated), 35.9% and 36.0% for 2004, 2003 and 2002, respectively. Gross profit as a percentage of sales decreased from 2003 to 2004 largely due to changes in product sales mix and initiatives to aggressively compete to gain market share in the Early Childhood segment and increased direct labor and freight charges in the Elementary School segment. Gross profit as a percentage of sales remained relatively stable in 2003 when compared to 2002.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $38.3 million (as restated), $34.6 million and $32.6 million for 2004, 2003, and 2002, respectively.

The $3.7 million (as restated) increase in selling, general and administrative expenses in 2004 was attributable to an increase of $3.8 million (as restated) in the Early Childhood segment offset by savings of approximately $196,000 in the Elementary School segment. The greatest component of the increase in the Early Childhood segment was legal fees for the Company pursuing a complaint against a competitor for, among other things, trade secret misappropriation, unfair competition and copyright infringement, in addition to costs associated with increasing catalog circulation. The segment also had increases in wages of $506,000 related to increased headcount to strengthen its merchandising and marketing efforts. The increase in selling, general and administrative expenses in 2003 was attributable to the costs associated with introducing a new catalog initiative, as well as increased wages and insurance costs, in the Early Childhood segment, and an increase in wages as a result of an increase in the number of sales representatives, an increase in temporary help hired for the back-to-school season and an increase in insurance costs in the Elementary School segment.

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

Income Taxes

Income tax expense was $793,000 (as restated) in 2004, income tax benefit was $3.6 million in 2003 and income tax expense was $548,000 in 2002. In 2004, the Company’s tax rate was approximately in line with the statutory tax rate, while in 2003 the income tax benefit was lower than the statutory rate due to a reduction of the deferred tax valuation allowance of $2.8 million. The valuation allowance was related to the deferred income tax assets acquired in the Combination. During fiscal year 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. During fiscal year 2003, the Company also recognized a current tax benefit of $2.4 million related to net operating losses generated by the SmarterKids.com acquisition. The benefit came from additional net operating losses made available to the Company as a result of a 2003 Internal Revenue Service Notice pertaining to Section 382 limitations. Income tax expense in 2002 was lower than the statutory tax rate primarily due to the reduction of the deferred tax valuation allowance.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this provision to have a material effect on its consolidated financial statements.

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

Liquidity and Capital Resources

On September 29, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility replaced the Company’s GMAC Facility. Historically, the Company’s primary cash needs have been for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity through September 29, 2003 was the GMAC Facility. Since that time, the primary source of the Company’s liquidity has been the Bank of America Facility. During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of December 31, 2004, the Company had net working capital of $24.2 million (as restated).

During 2004, the Company’s operating activities provided $581,000 of cash, representing a decrease of $2.2 million from 2003, primarily due to the Company’s decision to enhance market share by offering a bill-when-complete policy that allows customers to receive only one invoice. The Company believes that the policy did improve sales in 2004. The cash provided from operating activities was primarily related to operating income offset by changes to working capital. The Company used $1.9 million in cash for investing activities in 2004, with which the Company purchased property and equipment. The Company realized $320,000 in cash from financing activities as a result of certain employees exercising stock options.

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

Business Outlook

As described more fully in the Explanatory Note that follows the cover page of this Form 10-K/A, the Company has not modified or updated disclosures presented in its 2004 annual report on Form 10-K filed on March 16, 2005, except as required to reflect the effects of the restatement. Accordingly, the Company has not updated the following Business Outlook disclosure to reflect events occurring after the filing of the Company’s original Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Registered Public Accounting Firm’s Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent fiscal years or any subsequent interim period, there has been no resignation or dismissal of the independent registered public accounting firm engaged as the principal accountant to audit the Company’s financial statements.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established and currently maintains disclosure controls and procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In conjunction with the close of the period covered by this report, the Company conducted a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (who is also serving as the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As further discussed below, material weaknesses were identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, it came to the attention of management that certain current and former accounting personnel alleged that the Company had failed to record and accrue for certain obligations for the fiscal year ended as of that date. In accordance with the Company’s Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud and Auditing Matters, following a preliminary inquiry by the Company’s General Counsel, the matter was reported to the Audit Committee of the Board of Directors. The Audit Committee engaged independent counsel to conduct an investigation and to direct forensic accounting consultants to assist in the investigation. The results of that investigation were reported to the Audit Committee and the Board of Directors, and included findings which, upon the recommendation of management, the Board determined would require a material adjustment to, and restatement of, the Company’s previously reported financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005.

Please see the “Explanatory Note” that follows the cover page of this Form 10-K/A for references to additional discussion of the restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was failure to timely record and accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of the internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and the Company’s registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in internal control over financial reporting may exist. As a result, the Company’s Chief Executive Officer and Board of Directors have concluded that, as of December 31, 2004, the end of the period covered by this amended annual report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting functions over the Company’s processing of certain financial information.

Management identified this material weakness based on the internal investigation conducted at the direction of the Audit Committee, including review of the work product of the forensic accountants retained to assist in the investigation. The Company believes that invoices for inventory on hand at year end, catalog costs and certain operating expenses were neither timely processed for payment nor adequately accrued. The internal investigation revealed that certain invoices had been set aside pending completion of the year-end audit without definitively determining whether the invoices were properly accrued, and that some of the Company’s accounting personnel were aware of this treatment of invoices, but failed to bring the matter to the attention of appropriate senior management, the Audit Committee, or the independent auditors. The Company has determined that this material weakness contributed to the failure to timely pay or properly accrue for certain invoices (relating primarily to inventory and catalog costs) as of December 31, 2004. These conditions also contributed to the other errors that were noted and corrected during the in-depth review procedures performed by the Company, the forensic accountants and the Company’s registered independent public accountants.

•	Improper segregation of duties over the processing and review of journal entries.

Management identified this material weakness based on an incorrect journal entry directed by the former Chief Financial Officer, which was found during the course of the investigation and reduced the accounts payable expense for inventory on hand at year end. The investigation revealed and management confirmed that the adjusting journal entry was not adequately justified and was out of line with the Company’s ordinary practices. Although the investigation revealed that other accounting employees, including the former Controller, were aware of and disagreed with the adjusting entry, they did not raise the matter with other senior management, the Audit Committee, or the independent auditors.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or were reasonably likely to affect, the Company’s controls over financial reporting.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures are:

•	The first identified material weakness had already begun being remediated by the Company with its implementation of procedures in May 2005 to ensure that its accounts payable invoices are processed promptly in accordance with standard procedures when received, and that accruals are maintained and reviewed by appropriate senior accounting and financial reporting management on a monthly basis. In addition, the Company’s Chief Financial Officer resigned effective as of September 13, 2005 and the Company is in the process of identifying a new Chief Financial Officer. The Company’s former Controller had been terminated in June 2005. The Company has significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, implemented enhanced segregation of duties, documented and implemented specific desk-level procedures in the accounting and financial reporting departments. The Company believes that the first identified material weakness has been substantially remediated, and additional controls and safeguards are being evaluated; and

•	To remediate the second identified material weakness, the Company has implemented and documented rigorous and detailed procedures for the closing of each fiscal period that include specific protocols for the timely review by appropriate senior accounting and financial reporting management of all adjusting journal entries. In addition, the Company significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, and implemented enhanced segregation of duties. In addition, as noted, the Company is in the process of identifying a new Chief Financial Officer and has replaced the former Controller. The Company believes that the second identified material weakness has been substantially remediated, and additional controls and safeguards are being evaluated.

In addition to the remediation steps describe above, the Company has:

•	Implemented new software enhancements to improve and/or integrate major systems and enhance the control environment in the areas of financial planning and analysis, internal reporting, and integration of the sales order entry and inventory subsystems with the general ledger system;

•	Initiated training and education of all relevant personnel involved in interactions with the Company’s independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to the Company’s independent registered public accountants;

•	Communicated with all Company employees reaffirming the Company’s whistleblower protections; and

•	Accelerated the documentation and internal control evaluation processes contemplated by Section 404 of the Sarbanes-Oxley Act.

Management believes the measures that have been implemented to remediate the material weaknesses have had a significant and positive impact on the Company’s internal control over financial reporting since December 31, 2004 and anticipates that these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting in future periods.

Although the Company has implemented and continues to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. In addition, the Company cannot ensure that it will not in the future identify further material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date. The Company has taken and is taking steps to improve its internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act as required by the end of 2007. The efforts it has taken and continues to take are subject to continued management review supported by confirmation and testing by management, as well as Audit Committee oversight. As a result, additional changes are likely to be made to the Company’s internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by management, there have been no material changes in the Company’s disclosure controls and procedures, or the Company’s internal control over financial reporting, that could have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting.

The Company performed additional analyses and other post-closing procedures to address the material weaknesses and to ensure that the consolidated financial statements contained in this report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under “Audit Committee Report – Fees” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2005 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

(1) The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Registered Public Accounting Firm’s Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K/A.

(2) The financial schedule appearing on page F-25 and covered by the Independent Registered Public Accounting Firm’s Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K/A.

(3) Exhibits.

Exhibit Number	Description
2.1	Contribution Agreement and Plan of Reorganization, dated as of November 14, 2000, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood.com LLC and S-E Educational Merger Corp. (1)

2.2	Amendment No. 1 to the Contribution Agreement and Plan of Reorganization, dated as of March 14, 2001, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood LLC and S-E Educational Merger Corp. (2)

3.1	Restated Certificate of Incorporation of the Registrant. (6)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated May 3, 2002. (12)

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect. (6)

4.1	Business Loan Agreement, dated as of September 26, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (15)

4.2	Amendment Number One to Business Loan Agreement, dated as of October 28, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (16)

+10.1	Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (14)

+10.2	First Amendment to Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (18)

+10.3	2001 Non-Employee Director Stock Option Plan of the Registrant. (7)

+10.4	Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (9)

+10.5	Amendment to Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (14)

10.5	Amended and Restated Registration Rights Agreement, dated June 30, 2001, by and among the Registrant and the stockholders listed on Schedule A thereto. (8)

10.6	Retention Agreement, dated as of April 30, 2001, by and between the Registrant and Al Noyes. (10)

10.7	Release, dated as of July 31, 2001, by and between the Registrant and Al Noyes. (10)

+10.8	Employment Agreement, dated as of June 28, 2002, by and between the Registrant and Ronald Elliott. (12)

Exhibit Number	Description
+10.9	Employment Agreement, effective as of January 1, 2003, by and between the Registrant and Judith McGuinn. (13)

+10.10	Employment Agreement, dated as of June 18, 2004, by and between the Registrant and Diane Kayser. (19)

10.11	Lease Agreement, dated as of April 7, 2000, between SmarterKids.com, Inc. and Keep Your Day Job, LLC. (3)

10.12	Lease Agreement, dated as of March 30, 2000, by and between Earlychildhood.com LLC and PTF For Operating Engineers, LLC. (4)

10.13	Lease Agreement, dated as of April 22, 1996, by and between QTL Corporation and Rubin Brothers, Inc., as amended. (4)

10.14	Addendum to Lease #3, dated as of December 15, 2003, by and between the Registrant and R.B.I. Holding Company, Inc. (17)

10.15	Lease Agreement, dated as of December 3, 1993, by and between Educational Products, Inc. and H B Industrial Properties, as amended. (4) (5)

10.16	Lease Agreement, dated as of April 15, 1999, by and between Educational Products, Inc. and TIAA Realty, Inc., as amended. (10)

10.17	Lease Agreement, dated as of March 23, 1999, by and between QTL Corporation and Spieker Properties, L.P. (4)

10.18	Amendment No. 1 to March 23, 1999 Lease Agreement, dated as of June 11, 1999, by and between Earlychildhood.com, LLC and Spieker Properties, L.P. (10)

10.19	Amendment No. 2 to March 23, 1999 Lease Agreement, dated as of March 14, 2000, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (10)

10.20	Amendment No. 3 to March 23, 1999 Lease Agreement, dated as of August 20, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (10)

10.21	Amendment No. 4 to March 23, 1999 Lease Agreement, dated as of March 18, 2004, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (19)

10.22	Lease Agreement, dated as of November 22, 1999, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (4)

10.23	Amendment No. 1 to November 22, 1999 Lease Agreement, dated as of April 6, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (10)

10.24	Amendment No. 2 to November 22, 1999 Lease Agreement, dated as of March 18, 2004, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (19)

10.25	Lease Agreement, dated as of August 9, 2000, by and between Earlychildhood.com LLC and Elliott-Mair Salinas LLC. (3)

10.26	Lease Agreement, dated as of August 17, 2000, by and between Earlychildhood.com LLC and Mann Realty Associates, Inc. (4)

10.27	Sublease and Consent to Sublease, dated as of September 1, 2002, by and among Elliott-Mair Salinas LLC, Earlychildhood.com LLC and Ronald Elliott. (13)

Exhibit Number	Description
14.1	Code of Business Conduct and Ethics of the Registrant. (17)

21.1	Subsidiaries of the Registrant. (18)

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as Exhibits by Item 601(b)(10)(iii) of Regulation S-K.
(1)	Incorporated by reference from Annex A to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(2)	Incorporated by reference from Annex A-1 to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 9, 2001 (File No. 333-53454).
(4)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on February 21, 2001 (File No. 333-53454).
(5)	Incorporated by reference from Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 7, 2001 (File No. 333-53454).
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64762).
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64764).
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, filed with the Commission on August 15, 2001 (File No. 000-32613).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on December 20, 2001 (File No. 333-75602).
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed with the Commission on March 29, 2002 (File No. 000-32613).
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-32613).
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, filed with the Commission on August 14, 2002 (File No. 000-32613).
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed with the Commission on March 7, 2003 (File No. 000-32613).
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, filed with the Commission on August 7, 2003 (File No. 000-32613).
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2003 (File No. 000-32613).
(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003, filed with the Commission on November 7, 2003 (File No. 000-32613).
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed with the Commission on March 11, 2004 (File No. 000-32613).
(18)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed with the Commission on May 11, 2004 (File No. 000-32613).
(19)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-32613).

(b) The exhibits required by Item 601 of Regulation S-K are listed above.

(c) Financial Statement Schedules.

The financial schedule appearing on page F-25 and covered by the Independent Registered Public Accounting Firm’s Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott
Chief Executive Officer

Dated: February 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MACDONALD	Chairman of the Board	February 1, 2006
Robert MacDonald

/s/ RONALD ELLIOTT Ronald Elliott	Director and Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)	February 1, 2006

/s/ LOUIS CASAGRANDE Louis Casagrande	Director	February 1, 2006

/s/ DEAN DEBIASE Dean DeBiase	Director	February 1, 2006

/s/ RICHARD DELANEY Richard Delaney	Director	February 1, 2006

/s/ COLIN GALLAGHER Colin Gallagher	Director	February 1, 2006

/s/ SCOTT GRAVES Scott Graves	Director	February 1, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K/A:

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

As discussed in Note 3, the consolidated financial statements as of and for the year ended December 31, 2004 have been restated. In addition, the financial statement schedule on valuation and qualifying accounts has been restated.

/s/ KPMG LLP

San Francisco, California

March 11, 2005, except for Note 3,

which is as of December 30, 2005

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31,
	2004	2003
	Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,657	$3,620
Accounts receivable, net of allowance for doubtful accounts of $412 and $481 at December 31, 2004 and December 31, 2003, respectively	8,286	5,480
Inventories	16,478	15,133
Prepaid expenses and other current assets	4,195	2,937
Deferred income taxes	700	1,214

Total current assets	32,316	28,384
Property and equipment, net	4,401	4,070
Deferred income taxes	6,373	6,367
Other assets	238	307
Goodwill	5,878	5,878
Other intangible assets, net	745	918

Total assets	$49,951	$45,924

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,125	$3,018
Accrued expenses	3,638	2,955
Income tax payable	—	234
Other current liabilities	162	186

Total current liabilities	7,925	6,393

Redeemable common shares, 0 and 100,000 shares authorized, issued, and outstanding at December 31, 2004 and 2003, respectively	—	400

Equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,840,354 and 8,549,423 shares issued and outstanding at December 31, 2004 and 2003, respectively	88	85
Additional paid-in capital	63,257	62,353
Deferred stock compensation	(214)	(920)
Accumulated deficit	(21,105)	(22,387)

Total equity	42,026	39,131

Total liabilities and equity	$49,951	$45,924

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	For the Fiscal Years Ended December 31,
	2004	2003	2002
	Restated (1)
Revenues	$120,988	$109,921	$100,760
Cost of goods sold	80,408	70,427	64,478

Gross profit	40, 580	39,494	36,282

Operating expenses:
Selling, general and administrative	38,257	34,578	32,603
Amortization of intangible assets	173	279	288

Operating income	2, 150	4,637	3,391

Other (income) expense:
Interest expense	89	261	428
Debt extinguishment	—	216	—
Gain on sale of assets	(5)	—	—
Interest income	(9)	(14)	(37)

Income before income taxes	2,075	4,174	3,000
Income tax expense (benefit)	793	(3,637)	548

Net income	$1,282	$7,811	$2,452

Net Income Per Share Calculation:
Income per share: Basic	$0.15	$0.91	$0.29
Diluted	$0.14	$0.85	$0.29
Weighted average shares used in basic and diluted per share calculation:
Basic	8,763,326	8,536,314	8,371,726
Diluted	9,277,719	9,171,814	8,371,726

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2001	8,364,260	$84	$62,194	$(2,054)	$(32,650)	$27,574
Employee Stock Purchase Plan	7,710	—	8	—	—	8
Exercise of stock options	29,944	—	4	—	—	4
Net income	—	—	—	—	2,452	2,452
Deferred compensation amortization	—	—	—	572	—	572

Balance at December 31, 2002	8,401,914	84	62,206	(1,482)	(30,198)	30,610
Employee Stock Purchase Plan	21,652	—	41	—	—	41
Exercise of stock options	125,857	1	106	—	—	107
Net income	—	—	—	—	7,811	7,811
Deferred compensation amortization	—	—	—	562	—	562

Balance at December 31, 2003	8,549,423	85	62,353	(920)	(22,387)	39,131
Exercise of stock options	190,931	2	318	—	—	320
Tax benefit from employee stock option plan	—	—	318	—	—	318
Net income	—	—	—	—	1,282	1,282
Conversion of redeemable common stock	100,000	1	399	—	—	400
Deferred compensation amortization	—	—	(131)	706	—	575

Balance at December 31, 2004 Restated (1)	8,840,354	$88	$63,257	$(214)	$(21,105)	$42,026

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended December 31,
	2004	2003	2002
	Restated (1)
Cash flows from operating activities:
Net income	$1,282	$7,811	$2,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,711	1,697	1,554
Gain on sale of assets	(5)	—	—
Provision for losses on accounts receivable	(69)	545	404
Stock-based compensation	575	562	572
Deferred income taxes	826	(3,911)	(258)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the Combination and acquisition:
Accounts receivable	(2,737)	(1,007)	(138)
Inventories	(1,345)	(1,195)	5,180
Prepaid expenses and other current assets	(1,258)	(236)	460
Other assets	69	719	66
Accounts payable	1,107	(506)	(1,718)
Accrued expenses	683	(1,342)	(1,381)
Income tax payable	(234)	18	216
Other current liabilities	(24)	(343)	336

Net cash provided by operating activities	581	2,812	7,745

Cash flows from investing activities:
Purchase of property and equipment	(1,864)	(1,183)	(1,203)
Acquisition of Marketing Logistics, Inc.	—	(871)	—
Proceeds received from payment of receivable from related party	—	—	139

Net cash used in investing activities	(1,864)	(2,054)	(1,064)

Cash flows from financing activities:
Borrowings on line of credit	13,750	72,671	78,229
Principal payments on line of credit	(13,750)	(72,671)	(83,818)
Principal payments on notes payable	—	—	(14)
Issuance of equity	320	149	12

Net cash provided by (used in) financing activities	320	149	(5,591)

Net (decrease) increase in cash and cash equivalents	(963)	907	1,090
Cash and cash equivalents at beginning of year	3,620	2,713	1,623

Cash and cash equivalents at end of year	$2,657	$3,620	$2,713

Noncash investing and financing activities:
Issuance of redeemable common shares in acquisition	$—	$400	$—
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$89	$261	$365
Income taxes	$471	$450	$695

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Business

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets . SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2004. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred. In addition, the Company recorded no impairment charges in 2003 or 2002.

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

The Company considers all highly liquid investments with an original maturity of three months or less at the date of the acquisition to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents consisted of an overnight investment account in the amount of $2.7 million and $3.6 million, respectively.

(d)	Concentration of Credit Risk

The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from sales to customers are not collateralized and management continually monitors the financial condition of its customers to reduce the risk of loss.

(e)	Deferred Catalog Costs

Deferred catalog costs are considered direct response advertising and are capitalized and amortized in amounts proportionate to revenues over the lives of each catalog, generally five months. Such costs are included in prepaid expenses and other current assets. Amortization expense related to deferred catalog costs is included in the statements of operations as a component of selling, general and administrative expenses. Such amortization expense was $4.7 million, $3.3 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company accounts for its equity-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation . As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. As a result, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
	Restated
Net income, as reported	$1,282	$7,811	$2,452
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	575	562	572
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	547	697	607

Pro forma net income	$1,310	$7,676	$2,417

Earnings per share:
Basic —as restated in 2004 and reported in 2003 and 2002	$0.15	$0.91	$0.29

Diluted —as restated in 2004 and reported in 2003 and 2002	$0.14	$0.85	$0.29

Basic—pro forma	$0.15	$0.90	$0.29

Diluted —pro forma	$0.14	$0.84	$0.29

Shares used for per share calculation:
Basic	8,763,326	8,536,314	8,371,726
Diluted	9,277,719	9,171,814	8,371,726

(i) The Company has revised its calculation of treasury shares used in connection with its calculation of diluted earnings per share to eliminate the effect of compensation expense ascribed to past services and to give effect to the amount of unrecognized compensation costs attributable to future services. This revision resulted in a decrease in the Company’s diluted earnings per share of $0.02 and zero for the years ended December 31, 2003 and 2002, respectively.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarified the definition of a business as a variable interest entity. The revision also delayed the effective date of certain provisions of the interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities as defined by this statement, and, therefore, the adoption of FIN 46 has not had a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this provision to have a material effect on its consolidated financial statements.

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

(3)	Restatement of Consolidated Financial Statements

On August 12, 2005, the Company announced a delay in the filing of its Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of the investigation, the Company determined that certain liabilities related to inventory, prepaid catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company is restating its previously issued financial statements for such year as set forth in this Form 10-K/A and is restating its previously issued financial statements for such quarter in its Form 10-Q/A, hereafter to be filed with the Commission. No other fiscal periods prior to the fiscal quarter and year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of this restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the failure to timely pay or accrue its obligations for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, its forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of amortization expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The impact on previously reported December 31, 2004 operating income and net income as a result of corrections to the accounting for the aforementioned errors, is as follows:

Understatement of the provision for sales returns and other sales accounts	$298,000
Understatement of costs capitalized into inventory	(152,000)
Understatement of other cost of goods sold accounts	427,000
Understatement of deferred compensation related to previously issued stock options	24,000
Understatement of certain selling, general and administrative expenses	378,000

Adjustment to operating income	975,000

Understatement of income taxes related to stock options	151,000
Tax benefit related to accounting errors	(449,000)

Adjustment to net income	$677,000

The adjustments also increase previously reported total liabilities of $6.3 million at December 31, 2004 by approximately $1.5 million, and increase previously reported total assets of $48.7 million by approximately $1.3 million. The cumulative effect of the identified items for the year ended December 31, 2004 results in a decrease in the Company’s previously reported equity of $336,000. As a result of the restatement, the Company’s basic and diluted earnings per share for the fiscal year ended December 31, 2004 is reduced by $0.07 and $0.08 per share, respectively.

Certain elements of the adjustments consist of accruals relating to fiscal year 2004 that were not recorded until fiscal year 2005. Adjusting the timing of when these accruals were recorded decreases the Company’s previously reported operating (pre-tax) loss for the quarter ended March 31, 2005, as described in the Company’s Form 10-Q/A for that fiscal quarter hereafter to be filed with the Commission.

Other changes resulting from the restatement are shown at Notes 2, 5, 6, 7, 10, 13, 14, 16 and 17.

The consolidated 2004 financial statements include $59,000, net of income taxes, of expenses that relate to prior periods. The impact of these expenses on net income is 4%. The Company considers these expenses not to be material to 2004 operating results or the operating results of any of the other periods presented. The quarterly impact of the out-of-period amount is discussed at Note 17.

Reconciliations of the Company’s previously reported and as restated consolidated balance sheet, statement of operations and statement of cash flows for the fiscal year ended December 31, 2004 are shown in the following tables.

The following is a summary of the restatements to the Consolidated Balance Sheet as of December 31, 2004:

	As Reported	Adjustments (1)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,657	$—	$2,657
Accounts receivable, net of allowance for doubtful accounts of $412 at December 31, 2004	8,521	(235)	8,286
Inventories	16,434	44	16,478
Prepaid expenses and other current assets	3,282	913	4,195
Deferred income taxes	444	256	700

Total current assets	31,338	978	32,316
Property and equipment, net	4,401	—	4,401
Deferred income taxes	6,086	287	6,373
Other assets	238	—	238
Goodwill	5,878	—	5,878
Other intangible assets, net	745	—	745

Total assets	$48,686	$1,265	$49,951

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,686	$439	$4,125
Accrued expenses	2,607	1031	3,638
Other current liabilities	31	131	162

Total liabilities	6,324	1,601	7,925

Equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,840,354 shares issued and outstanding at December 31, 2004	88	—	88
Additional paid-in capital	63,070	187	63,257
Deferred stock compensation	(368)	154	(214)
Accumulated deficit	(20,428)	(677)	(21,105)

Total equity	42,362	(336)	42,026

Total liabilities and equity	$48,686	$1,265	$49,951

(1)	See the analysis of the components of the adjustments as previously disclosed herein.

The following is a summary of the restatements to the Consolidated Statement of Operations for the fiscal year ended December 31, 2004:

	As Reported	Adjustments (1)	Restated
Revenues	$121,286	(298)	$120,988
Cost of goods sold	80,133	275	80,408

Gross profit	41,153	(573)	40,580

Operating expenses:
Selling, general and administrative	37,855	402	38,257
Amortization of intangible assets	173	—	173

Operating income	3,125	(975)	2, 150

Other (income) expense:
Interest expense	89	—	89
Debt extinguishment	—	—	—
(Gain) on sale of assets	(5)	—	(5)
Interest income	(9)	—	(9)

Income before income taxes	3,050	(975)	2,075
Income tax expense	1,091	(298)	793

Net income	$1,959	(677)	1,282

Net Income Per Share Calculation:
Income per share: Basic	$0.22	$(0.07)	$0.15
Diluted	$0.22	$(0.08)	0.14
Weighted average shares used in per share calculation:
Basic	8,776,987	13,661	8,763,326
Diluted	8,776,987	500,732	9,277,719

(1)	See the analysis of the components of the adjustments as previously disclosed herein.

The following is a summary of the restatements to the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2004:

	As Reported	Adjustments (1)	Restated
Cash flows from operating activities:
Net income	$1,959	$(677)	$1, 282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,710	1	1,711
Gain on sale of assets	(5)	—	(5)
Provision for losses on accounts receivable	275	(344)	(69)
Stock-based compensation	552	23	575
Deferred income taxes	1,051	(225)	826
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the Combination and acquisition:
Accounts receivable	(3,316)	579	(2,737)
Inventories	(1,301)	(44)	(1,345)
Prepaid expenses and other current assets	(344)	(914)	(1,258)
Other assets	69	—	69
Accounts payable	668	439	1,107
Accrued expenses	(348)	1,031	683
Income tax payable	(366)	132	(234)
Other current liabilities	(23)	(1)	(24)

Net cash provided by operating activities	581	—	581

Cash flows from investing activities:
Purchase of property and equipment	(1,864)	—	(1,864)

Net cash used in investing activities	(1,864)	—	(1,864)

Cash flows from financing activities:
Borrowings on line of credit	13,750	—	13,750
Principal payments on line of credit	(13,750)	—	(13,750)
Issuance of equity	320	—	320

Net cash provided by financing activities	320	—	320

Net decrease in cash and cash equivalents	(963)	—	(963)
Cash and cash equivalents at beginning of year	3,620	—	3,620

Cash and cash equivalents at end of year	$2,657	$—	$2,657

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$89	$—	$89
Income taxes	$471	$—	$471

(1)	See an analysis of the components of the adjustments as previously disclosed herein.

(4)	Business Combination

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

The allocation of the purchase price of $1.2 million plus transaction costs of $71,000 is summarized as follows (in thousands):

Goodwill	$1,177
Trademarks	94

Total purchase price	$1,271

(5)	Accounts Receivable

Accounts receivable consists of the following amounts (in thousands):

	December 31,
	2004	2003
	Restated
Accounts receivable	$8,698	$5,961
Less allowance for doubtful accounts	(412)	(481)

	$8,286	$5,480

(6)	Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	December 31,
	2004	2003
	Restated
Raw materials and work in progress	$940	$961
Finished goods	15,538	14,172

	$16,478	$15,133

(7)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following amounts (in thousands):

	December 31,
	2004	2003
	Restated
Prepaid catalog costs	$1,137	$869
Prepaid inventory	1,282	105
Non trade receivables	395	321
Prepaid rent	193	190
Prepaid insurance	418	557
Deposits	10	553
Other prepaid expenses	760	342

	$4,195	$2,937

(8)	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$6,096	$5,158
Computer and software	3,297	2,439
Leasehold improvements	1,681	1,670
Furniture and fixtures	812	775

	11,886	10,042
Less accumulated depreciation	(7,485)	(5,972)

	$4,401	$4,070

(9)	Other Intangible Assets

As of December 31, 2004 and 2003, the major classes of intangible assets were as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(819)	$953	$(787)
Customer lists	1,410	(799)	1,410	(658)

	$2,363	$(1,618)	$2,363	$(1,445)

Total amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002 was $173,000, $279,000, and $288,000, respectively. The carrying amount of goodwill was $5.9 million at December 31, 2004 and 2003.

Estimated amortization expense (in thousands) for the years ended December 31,

2005	$173
2006	173
2007	173
2008	173
2009	51
Thereafter	2

The following table identifies the weighted average remaining life of the Company’s intangible assets (dollars in thousands):

Intangible Assets	Net Balance at December 31, 2004	Monthly Amortization	Remaining Life of Asset (years)
Formulas	$74	$1	5.41
Patents and trademarks	60	2	3.19
EPI customer list	611	12	4.33
		Weighted Average	4.35

(10)	Accrued Expenses and Merger Integration Charges

Accrued expenses consist of the following amounts (in thousands):

	December 31,
	2004	2003
	Restated
Payroll and commissions	$896	$644
Vacation	781	757
Accrued freight	125	—
Accrued catalog costs	754	—
Professional services	263	336
Sales tax	148	119
Needham facility exit costs	—	632
Other	671	467

	$3,638	$2,955

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

A rollforward of activity in merger integration related liabilities follows (in thousands):

	Severance	Needham Facility	Total
Balance at December 31, 2001	$175	$2,257	$2,432
Additional 2002 charges	226	653	879
Amounts paid	(401)	(1,340)	(1,741)

Balance at December 31, 2002	—	1,570	1,570
Amounts paid	—	(938)	(938)

Balance at December 31, 2003	—	632	632

Amounts paid	—	(632)	(632)

Balance at December 31, 2004	$—	$—	$—

(11)	Credit Facility

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

(12)	Related Party Transactions

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

(13)	Income Taxes

The Company’s consolidated statements of operations reflect income tax expense based on the actual tax position of the company and its subsidiaries in effect for the respective periods. The following table reflects the components of the provision for income taxes of the Company and its subsidiaries for the respective periods (in thousands):

	For the Fiscal Years Ended December 31,
	2004	2003	2002
	Restated
Federal:

Current	$213	$(13)	$237
Deferred	350	(3,882)	(369)

Total	$563	$(3,895)	$(132)

State:

Current	$73	$287	$569
Deferred	157	(29)	111

Total	$230	$258	$680

Total income tax expense (benefit):

Current	$286	$274	$806
Deferred	507	(3,911)	(258)

Total	$793	$(3,637)	$548

The Company’s tax expense (benefit) differs from the statutory federal income tax rate of 35% for the years ended December 31, 2004, 2003 and 2002, as shown in the following schedule (in thousands):

	For the Fiscal Years Ended December 31,
	2004	2003	2002
	Restated
Income tax expense at statutory rate	$726	$1,461	$1,050
State income taxes	566	270	216
Change in tax law	—	(2,401)	—
Change in valuation allowance	(574)	(2,792)	(576)
Other	75	(175)	(142)

Actual tax expense (benefit)	$793	$(3,637)	$548

The following table displays the tax effects of temporary differences (in thousands):

	For the Fiscal Years Ended December 31,
	2004	2003	2002
	Restated
Deferred tax assets:
Allowance for bad debts	$171	$189	$182
Accrued expenses	198	489	850
State taxes	21	105	88
Net operating loss and tax credit carry forward	7,708	8,530	6,934
Stock option expense	170	—	—
Inventories	315	431	374
Property, equipment and intangible assets	101	22	219

	8,684	9,766	8,647
Less valuation allowance	(1,611)	(2,185)	(4,977)
Other	—	—	—

Net deferred tax assets	$7,073	$7,581	$3,670

The valuation allowance is related to deferred income tax assets acquired in the Combination. The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. A valuation allowance has been established for the net operating losses, which, if not utilized, will expire between 2006 and 2020. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although the valuation allowance was related to the assets acquired in the Combination, the 2003 and 2002 reduction in the valuation allowance has been reflected as a reduction to income tax expense because goodwill and any other non-current intangibles acquired in the Combination were fully impaired as of December 31, 2001.

As of December 31, 2004, the Company had Federal and state net operating loss carry forwards of approximately $20.7 million and $4.9 million, respectively. If not utilized, net operating loss carry forwards will expire in years 2005 through 2024. The utilization of net operating loss carry forwards is limited by current tax regulations. These net operating loss carry forwards will be utilized in future periods if sufficient income is generated. The Company’s ability to utilize certain loss carry forwards is subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.

During fiscal year 2003, the Company recognized a current tax benefit of $2.4 million related to net operating losses generated by the SmarterKids.com acquisition. The benefit came from additional net operating losses made available to the Company as a result of a 2003 Internal Revenue Service Notice pertaining to Section 382 limitations. Also, during fiscal year 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. This valuation allowance reduction resulted in a tax benefit of approximately $2.8 million for fiscal year 2003.

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

The following table summarizes stock option activity for the three years ended December 31, 2004:

	Shares In Thousands	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2001	1,145		$2.79
Options granted	296	$ 1.38—3.60	$2.00
Options lapsed or cancelled	(170)	$0.15—12.00	$7.05
Options exercised	(30)	$ 0.15—0.15	$0.15

Options outstanding, December 31, 2002	1,241		$2.04
Options granted	66	$ 2.98—6.31	$4.81
Options lapsed or cancelled	(35)	$0.15—12.00	$2.13
Options exercised	(125)	$ 0.15—1.43	$0.87

Options outstanding, December 31, 2003	1,147		$2.47
Options granted	124	$ 4.08—5.95	$5.08
Options lapsed or cancelled	(85)	$0.15—12.00	$6.02
Options exercised	(191)	$ 1.38—6.31	$1.66

Options outstanding, December 31, 2004	995		$3.29

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares In Thousands	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares In Thousands	Weighted Average Exercise Price
Under $1.00	60	5.7	$0.15	59	$0.15
1.01 to 2.00	552	6.9	1.42	520	1.42
2.01 to 4.00	218	6.2	3.32	206	3.50
4.01 to 11.00	162	4.5	10.67	17	7.14
over $11.00	3	0.2	12.00	3	$12.00

	995	6.2	$3.29	805	$8.80

The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $3.40, $5.58 and $2.47, respectively. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options
Year Ended December 31,	2004	2003	2002
Expected life (in years)	7.3	7.5	8.6
Risk-free interest rate	3.9%	3.5%	4.3%
Volatility	91%	104%	120%
Dividend yield	0.0%	0.0%	0.0%

The Company has revised its weighted average assumptions for the fair value of its pro forma disclosures from those previously reported.

The Company has revised its calculation of treasury shares used in connection with its calculation of diluted earnings per share to eliminate the effect of compensation expense ascribed to past services and to give effect to the amount of unrecognized compensation costs attributable to future services. This revision resulted in a decrease in the Company’s diluted earnings per share of $0.02 and zero for the years ended December 31, 2003 and 2002, respectively.

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

The Company operates in two business segments, the Early Childhood segment and the Elementary School segment. The Early Childhood segment includes the brand names Discount School Supply, SmarterKids.com, ECMD and Earlychildhood NEWS . The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and parents. The Early Childhood segment also provides information to teachers and other education professional regarding development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

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

	Early Childhood December 31,			Elementary School December 31,			Consolidated December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	Restated			Restated			Restated
Net revenues	$90,908	$78,490	$70,190	$30,080	$31,431	$30,570	$120,988	$109,921	$100,760

Net income (loss)	$1,464	$7,237	$(217)	$(182)	$574	$2,669	$1,282	$7,811	$2,452
Interest – net	80	247	409	—	—	(18)	80	247	391
Income tax (benefit) expense	793	(4,100)	548	—	463	—	793	(3,637)	548
Depreciation and amortization	1,024	1,146	1,168	686	551	386	1,710	1,697	1,554

EBITDA	$3,361	$4,530	$1,908	$504	$1,588	$3,037	$3,865	$6,118	$4,945

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by Public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. The Company’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information for the Early Childhood segment and the Elementary School segment.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the years ended December 31, 2004, 2003 or 2002.

The segment asset information available is as follows:

	December 31,
	2004	2003
	Restated
Assets
Early Childhood	$41,922	$38,098
Elementary School	19,339	19,136
Eliminations	(11,310)	(11,310)

Total	$49,951	$45,924

(17)	Quarterly Information (Unaudited)

	March 31	June 30	September 30	December 31
				Restated (2)
2004:
Revenues	$19,836	$26,549	$53,404	$21,199
Gross margin	$6,908	$9,284	$18,142	$6,246
Operating income (loss)	$(1,641)	$270	$7,279	$(3,758)
Net income (loss)	$(943)	$136	$4,054	$(1,965)
Net income (loss) per share:
Basic	$(0.11)	$0.02	$0.46	$(0.22)
Diluted	$(0.11)	$0.01	$0.44	$(0.20)

2003:
Revenues	$17,418	$23,645	$50,951	$17,907
Gross margin	$6,128	$8,732	$18,654	$5,980
Operating income (loss)	$(1,974)	$665	$8,872	$(2,926)
Net income (loss)	$(1,148)	$320	$7,848	$791
Basic and diluted net income (loss) per share (1)	$(0.14)	$0.04	$0.92	$0.09

2002:
Revenues	$15,574	$22,091	$46,264	$16,831
Gross margin	$5,621	$8,255	$17,216	$5,190
Operating income (loss)	$(2,822)	$588	$8,450	$(2,825)
Net income (loss)	$(2,912)	$433	$5,926	$(995)
Basic and diluted net income (loss) per share (1)	$(0.35)	$0.05	$0.71	$(0.12)

(1)	The Company has revised its calculation of treasury shares used in connection with its calculation of diluted earnings per share to eliminate the effect of compensation expense ascribed to past services and to give effect to the amount of unrecognized compensation costs attributable to future services. This revision resulted in a decrease in the Company’s diluted earnings per share of $0.02 and zero for the years ended December 31, 2003 and 2002, respectively.

(2)	The restatement adjustments described at Note 3 have been recorded by the Company in the quarter ended December 31, 2004. Certain of those adjustments totaling $61,000 related to the first, second and third quarters of the 2004 fiscal year. The Company has determined that the impact of those adjustments on the fourth quarter of 2004 and the prior 2004 quarters is not material to reported operating results. The restatement adjustments described in Note 3 also include $59,000, net of taxes, of out-of-period expenses that were recorded in the fourth quarter of 2004. The Company has also determined that the impact of those adjustments is not material to its 2004 fourth quarter operating results.

Excelligence Learning Corporation

Schedule II

Valuation and Qualifying Accounts

			For the Fiscal Years Ended December 31,
			2004	2003	2002
			(in thousands)
	As Reported	Adjustments	Restated
Allowance for Doubtful Accounts:
Balance at beginning of period	$481	—	481	479	583
Additions charged to expense	275	425	700	545	404
Deductions (write-offs)	(371)	(398)	(769)	(543)	(508)

Balance at end of period	$385	27	412	481	479

Allowance for Sales Returns:
Balance at beginning of period	$350	—	350	138	186
Additions charged to expense	2,700	233	2,933	3,002	2,688
Deductions (write-offs)	(2,954)	—	(2,954)	(2,790)	(2,736)

Balance at end of period	$96	233	329	350	138

Deferred Tax Valuation Allowance:
Balance at beginning of period	$2,185	—	2,185	4,977	5,553
Additions charged to expense	—	—	—	—	—
Deductions (write-offs)	(729)	—	(729)	(2,792)	(576)

Balance at end of period	$1,456	—	1,456	2,185	4,977