Form 10-Q/A
period 2005-03-31
EXCELLIGENCE LEARNING CORP
filed 2006-02-01
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 8,936,124 shares outstanding as of May 10, 2005.

EXPLANATORY NOTE

Due to the matters discussed below and as previously announced, Excelligence Learning Corporation (the “Company”) is restating its previously issued financial statements for the fiscal quarter ended March 31, 2005. Accordingly, the Company is amending this quarterly report on Form 10-Q to restate its consolidated financial statements for the fiscal quarter ended March 31, 2005 and the related disclosures. Please also refer to Item 4 “Controls and Procedures,” and Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A in “Item 1 – Financial Statements” for a further discussion of the restatement.

On August 12, 2005, the Company announced a delay in the filing of its Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent legal counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of its investigation, the Company determined that certain liabilities related to inventory, catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company has restated its previously issued financial statements for such year as set forth in its Form 10-K/A, which was filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2006 and is restating its previously issued financial statements for such quarter in this Form 10-Q/A. No other fiscal periods prior to the fiscal year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of this restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely pay or accrue its obligations for certain invoices for inventory on hand as of year end. The Company determined, based upon the results of its internal investigation that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

As described in this Form 10-Q/A the impact on previously reported operating loss was a decrease to operating loss of $282,000 for the fiscal quarter ended March 31, 2005. The adjustments also increased previously reported total liabilities of $15.4 million at March 31, 2005 by $28,000, and decreased previously reported total assets of $57.5 million by $176,000. The cumulative effect of the identified items for the quarter ended March 31, 2005, net of related income taxes, resulted in a decrease to net loss of $76,000. As a result of the restatement, the Company’s basic and diluted net loss per share for the fiscal quarter ended March 31, 2005 were reduced by $0.01.

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

Except as discussed above, in this Form 10-Q/A, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q filed on May 12, 2005. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Company’s original Form 10-Q or modify or update those disclosures made at the time of the original filing of the Form 10-Q on May 12, 2005. This Form 10-Q/A should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. Only the following items have been amended as a result of the restatement:

Part I – Item 1 – Financial Statements;

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

Part I – Item 4 – Controls and Procedures.

Please refer to Note 2 to the accompanying condensed consolidated financial statements for additional information on the restatement.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	projections of net revenues and operating income;

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	integration of acquired businesses;

•	the outcome of pending legal proceedings; and

•	protection of the Company’s intellectual property.

As such, actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. The Company has based its forward-looking statements on current expectations and projections about future events and assumes no obligation to update publicly any forward-looking information that may be made by or on behalf of the Company in this Quarterly Report on Form 10-Q/A or otherwise, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so.

When used in this Quarterly Report on Form 10-Q/A and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries have not changed since the Company filed its Annual Report on Form 10-K/A and include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products, catalog or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in Item 1 under “Risk Factors” in the Company’s Annual Report on Form 10-K/A.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q/A might not occur.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
	Restated (1)	Restated (1)(2)
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$2,657
Accounts receivable, net of allowance for doubtful accounts of $286 and $412 at March 31, 2005 and December 31, 2004, respectively	6,242	8,286
Inventories	27,775	16,478
Prepaid expenses and other current assets	3,489	4,195
Deferred income taxes	728	700

Total current assets	39,516	32,316
Property and equipment, net	4,393	4,401
Deferred income taxes	6,629	6,373
Other assets	232	238
Goodwill	5,878	5,878
Other intangible assets, net	702	745

Total assets	$57,350	$49,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	12,214	$4,125
Accrued expenses	3,045	3,638
Other current liabilities	191	162

Total current liabilities	15,450	7,925

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,935,124 and 8,840,354 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	89	88
Additional paid-in capital	63,488	63,257
Deferred stock compensation	(133)	(214)
Accumulated deficit	(21,544)	(21,105)

Total stockholders’ equity	41,900	42,026

Total liabilities and stockholders’ equity	$57,350	$49,951

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

(2)	Derived from restated audited consolidated financial statements filed in the Company’s 2004 Amended Annual Report on Form 10-K/A.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	Restated (1)
Revenues	$22,578	$19,836
Cost of goods sold	14,458	12,928

Gross profit	8,120	6,908

Operating expenses:
Selling, general and administrative	8,879	8,506
Amortization of intangible assets	43	43

Operating loss	(802)	(1,641)

Other (income) expense:
Interest expense	5	5
Interest income	(11)	(2)

Loss before income taxes	(796)	(1,644)
Income tax benefit	357	701

Net loss	$(439)	$(943)

Net Loss Per Share Calculation:
Net loss per share – basic and diluted	$(0.05)	$(0.11)

Weighted average shares used in net loss per share calculation – basic and diluted	8,926,231	8,636,825

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	Restated (1)
Cash flows from operating activities:
Net loss	(439)	$(943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	427
Provision for doubtful accounts	(126)	(115)
Equity-based compensation	81	138
Deferred income taxes	(181)	(594)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	2,170	336
Inventories	(11,297)	(5,294)
Prepaid expenses and other current assets	714	(252)
Other assets	6	5
Accounts payable	8,089	6,153
Accrued expenses	(593)	139
Other current liabilities	29	(54)

Net cash used in operating activities	(1,094)	(54)

Cash flows from investing activities:
Purchase of property and equipment	(401)	(807)

Cash flows from financing activities:
Exercise of employee stock options	120	98

Net decrease in cash and cash equivalents	(1,375)	(763)
Cash and cash equivalents at beginning of period	2,657	3,620

Cash and cash equivalents at end of period	$1,282	$2,857

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes	$2	$96

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 was derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(439)	$(943)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	81	138
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	85	186

Pro forma net loss	$(443)	$(991)

Net loss per share calculation:
Net loss per share – basic and diluted, as reported	$(0.05)	$(0.11)

Net loss per share – basic and diluted, pro forma	$(0.05)	$(0.11)

Weighted average shares used in net loss per share calculation – basic and diluted	8,926,231	8,636,825

The fair value of the stock options granted in the first quarter of 2004 was estimated using the Black-Scholes model, with the following assumptions:

In 2004, expected life in years was 7.2, risk-free interest rate was 3.5%, volatility was 109% and there was no dividend yield. There were no stock options granted in the first quarter of 2005.

The Company has revised its weighted average assumptions used in the fair value calculation of its pro forma disclosures from those previously reported.

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

(2)	Restatement of Condensed Consolidated Financial Statements

On August 12, 2005, the Company announced a delay in the filing of its Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent legal counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of its investigation, the Company determined that certain liabilities related to inventory, catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company has restated its previously issued financial statements for such year as set forth in its Form 10-K/A, which was filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2006 and is restating its previously issued financial statements for such quarter in this Form 10-Q/A. No other fiscal periods prior to the fiscal year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of this restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely pay or accrue its obligations for certain invoices for inventory on hand as of year end. The Company determined, based upon the results of its internal investigation that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

As described in this Form 10-Q/A the impact on previously reported operating loss was a decrease to operating loss and net loss for the fiscal quarter ended March 31, 2005 as follows:

Understatement of revenue and overstatement of various other contra revenue accounts	$168,000
Overstatement of costs capitalized into inventory	(150,000)
Overstatment of other cost of goods sold accounts	133,000
Overstatement of deferred compensation related to previsouly issued stock options	57,000
Overstatement of certain selling, general and administrative expenses	74,000

Decrease to operating loss	282,000

Understatement of income taxes related to stock options	(123,000)
Tax expense related to accounting errors	(83,000)

Decrease to net loss	$76,000

The adjustments also increased previously reported total liabilities of $15.4 million at March 31, 2005 by $28,000, and decreased previously reported total assets of $57.5 million by $176,000. The cumulative effect of the identified items for the quarter ended March 31, 2005 resulted in a decrease to net loss of $76,000. As a result of the restatement, the Company’s basic and diluted net loss per share for the fiscal quarter ended March 31, 2005 were reduced by $0.01.

Other changes resulting from the restatement are shown at Notes 3, 4 and 7.

Please see the “Explanatory Note” that follows the cover page of this Form 10-Q/A for references to additional discussion of the restatement in this Form 10-Q/A.

The following is a summary of the restatements to the Condensed Consolidated Balance Sheet as of March 31, 2005 (in thousands, except for par value and share amounts):

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$—	$1,282
Accounts receivable, net of allowance for doubtful accounts of $286 at March 31, 2005	6,237	5	6,242
Inventories	27,892	(117)	27,775
Prepaid expenses and other current assets	4,164	(675)	3,489
Deferred income taxes	440	288	728

Total current assets	40,015	(499)	39,516
Property and equipment, net	4,393	—	4,393
Deferred income taxes	6,306	323	6,629
Other assets	232	—	232
Goodwill	5,878	—	5,878
Other intangible assets, net	702	—	702

Total assets	$57,526	$(176)	$57,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,971	$243	$12,214
Accrued expenses	2,839	206	3,045
Other current liabilities	612	(421)	191

Total liabilities	15,422	28	15,450

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,935,124 shares issued and outstanding at March 31, 2005	89		89
Additional paid-in capital	63,189	299	63,488
Deferred stock compensation	(230)	97	(133)
Accumulated deficit	(20,944)	(600)	(21,544)

Total stockholders’ equity	42,104	(204)	41,900

Total liabilities and stockholders’ equity	$57,526	$(176)	$57,350

The following is a summary of the restatements to the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2005 (in thousands, except for share and per share amounts):

	As Reported	Adjustments	Restated
Revenues	$22,410	$168	$22,578
Cost of goods sold	14,441	17	14,458

Gross profit	7,969	151	8,120

Operating expenses:
Selling, general and administrative	9,010	(131)	8,879
Amortization of intangible assets	43	—	43

Operating loss	(1,084)	282	(802)

Other (income) expense:
Interest expense	5	—	5
Interest income	(11)	—	(11)

Loss before income taxes	(1,078)	282	(796)
Income tax benefit	563	(206)	357

Net loss	$(515)	$76	$(439)

Net Loss Per Share Calculation:
Net loss per share—basic and diluted	$(0.06)	$(0.01)	$(0.05)
Weighted average shares used in basic and diluted per share calculation	8,926,231	—	8,926,231

The following is a summary of the restatements to the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2005 (in thousands):

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(515)	$76	$(439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	1	453
Provision for doubtful accounts	(8)	(118)	(126)
Equity-based compensation	138	(57)	81
Deferred income taxes	(217)	36	(181)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the Combination and acquisition:
Accounts receivable	2,292	(122)	2,170
Inventories	(11,458)	161	(11,297)
Prepaid expenses and other current assets	(882)	1,596	714
Other assets	6	—	6
Accounts payable	8,285	(196)	8,089
Accrued expenses	231	(824)	(593)
Other current liabilities	582	(553)	29

Net cash used in operating activities	(1,094)	—	(1,094)

Cash flows from investing activities:
Purchase of property and equipment	(401)	—	(401)

Cash flows from financing activities:
Exercise of employee stock options	120	—	120

Net decrease in cash and cash equivalents	(1,375)	—	(1,375)
Cash and cash equivalents at beginning of period	2,657	—	2,657

Cash and cash equivalents at end of period	$1,282	$—	$1,282

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Income taxes	$2	$—	$2

(3)	Unaudited Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share information for the three months ended March 31, 2005 (as restated) and 2004 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2005 (as restated) and 2004 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2005	2004
	Restated
Net loss	$(439)	$(943)

Weighted average shares used in net loss per share calculation – basic and diluted	8,926,231	8,636,825

Net loss per share – basic and diluted	$(0.05)	$(0.11)

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Revenues and operating income (loss) by segment follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004
	Restated		Restated		Restated
Net revenues	$21,101	$18,172	$1,477	$1,663	$22,578	$19,836

Cost of goods sold	13,458	11,711	1,000	1,217	14,458	12,928
Gross profit	7,643	6,461	477	446	8,120	6,908
Operating expenses:
Selling, general, and administrative	6,878	6,479	2,001	2,027	8,879	8,506
Amortization of intangible assets	8	8	35	35	43	43

Operating income (loss)	$757	$(25)	$(1,559)	$(1,616)	$(802)	$(1,641)

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

The segment asset information available is as follows (in thousands):

	March 31, 2005	December 31, 2004
	Restated	Restated
Assets
Early Childhood	$46,138	$41,922
Elementary School	22,522	19,339
Eliminations	(11,310)	(11,310)

Total	$57,350	$49,951

(5)	Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(828)	$953	$(819)
Customer Lists	1,410	(833)	1,410	(799)

	$2,363	$(1,661)	$2,363	$(1,618)

Total amortization expense on intangible assets was $43,000 for the three months ended March 31, 2005 and 2004.

The carrying amount of goodwill was $5.9 million at March 31, 2005 and December 31, 2004. There was no impairment loss recorded during the three months ended March 31, 2005 and 2004.

(6)	Credit Facility

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

(7)	Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	March 31, 2005	December 31, 2004
	Restated	Restated
Raw materials and work in progress	$1,012	$940
Finished goods	26,763	15,538

	$27,775	$16,478

(8)	Subsequent Event

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

Restatement

On August 12, 2005, the Company announced a delay in the filing of its Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent legal counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of its investigation, the Company determined that certain liabilities related to inventory, catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company has restated its previously issued financial statements for such year as set forth in its Form 10-K/A, which was filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2006 and is restating its previously issued financial statements for such quarter in this Form 10-Q/A. No other fiscal periods prior to the fiscal year ended December 31, 2004 are affected by this restatement, as the issues identified do not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of this restatement.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely pay or accrue its obligations for certain invoices for inventory on hand as of year end. The Company determined, based upon the results of its internal investigation that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

As described in this Form 10-Q/A the impact on previously reported operating loss was a decrease to operating loss of $282,000 for the fiscal quarter ended March 31, 2005. The adjustments also increased previously reported total liabilities of $15.4 million at March 31, 2005 by $28,000, and decreased previously reported total assets of $57.5 million by $176,000. The cumulative effect of the identified items for the quarter ended March 31, 2005, net of related income taxes, resulted in a decrease to net loss of $76,000. As a result of the restatement, the Company’s basic and diluted net loss per share for the fiscal quarter ended March 31, 2005 were reduced by $0.01.

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

Income Taxes

The Company files a consolidated tax return with its wholly-owned subsidiaries. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries in effect for the respective periods.

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, a decrease to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Revenues

Revenues increased 13.8% (as restated) to $22.6 million (as restated) for the three months ended March 31, 2005, up $2.8 million (as restated) from the $19.8 million recorded for the same period in 2004. The increase was attributable to revenue growth of $3.0 million (as restated) in the Early Childhood segment. The Early Childhood segment continued its trend of revenue growth through new product offerings, new customer solicitation and improved sales and marketing strategies. For the Elementary School segment, revenues decreased by $186,000 (as restated) to $1.5 million (as restated) for the three months ended March 31, 2005, compared to revenues of $1.7 million for the same period in 2004. The decrease in revenues in the Elementary School segment was primarily related to a declining demand for science fair products, offset by a strong performance in the apparel line.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by improving circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1. Risk Factors” in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Gross Profit

Gross profit was $8.1 million (as restated) for the three-month period ended March 31, 2005, a $1.2 million (as restated) increase over the gross profit of $6.9 million for the same period in 2004. The increase was primarily attributable to increased revenue for the 2005 period. Gross profit as a percentage of sales increased from 34.8% for the first quarter of 2004 to 36.0% (as restated) for the first quarter of 2005.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended March 31, 2005 and 2004 was $1.6 million and $1.5 million, respectively, or 7.2% and 7.6% as a percentage of sales for the three months ended March 31, 2005 and 2004, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended March 31, 2005 and 2004 was $963,000 and $800,000, respectively, or 4.3% and 4.0% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based compensation and depreciation of property and equipment. Selling, general and administrative expenses increased $373,000 (as restated), or 4.4% (as restated), to $8.9 million (as restated) for the three months ended March 31, 2005, compared to $8.5 million for the same period in 2004. Included in selling, general and administrative expenses for the three months ended March 31, 2005 is a $240,000 charge related to a legal settlement. See “Legal Proceedings.” Excluding this item, selling, general and administrative expenses increased primarily due to a growth in warehouse personnel made necessary by the Company’s decision to increase inventory levels to meet seasonal demands earlier in 2005 than it did in 2004.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 for the three months ended March 31, 2005 and 2004.

Interest Expense

Interest expense was $5,000 for the three months ended March 31, 2005 and 2004.

Income Taxes

The Company recorded an income tax benefit of $357,000 (as restated) and $701,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2005 of 44.9% (as restated) is higher than the Company’s federal and state statutory rate, primarily due to a change in the Company’s estimate of the state apportionment factors which will apply to the reversal of state temporary differences. The effective tax rate for the three months ended March 31, 2004 approximates the Company’s combined federal and state statutory tax rate of 42.6%.

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, a decrease to the deferred tax asset would be charged to income in the period such determination was made.

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

Liquidity and Capital Resources

The Company’s primary cash needs are for operations, capital expenditures and acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of March 31, 2005, the Company had net working capital of $24.0 million (as restated).

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

Management believes that available cash on hand and availability under the Bank of America Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s ability to fund its operations, to repay debt, to make planned capital expenditures and to remain in compliance with its financial covenants under the Bank of America Facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

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

Business Outlook

As described more fully in the Explanatory Note that follows the cover page of this Form 10-Q/A, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q for the period ended March 31, 2005 filed with the

Commission on May 12, 2005, except as required to reflect the effects of the restatement. Accordingly, the Company has not updated the following Business Outlook disclosure to reflect events occurring after the filing of the Company’s original Form 10-Q.

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

Please see the “Explanatory Note” that follows the cover page of this Form 10-Q/A for references to additional discussion of the restatement.

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

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting function over the Company’s processing of certain financial information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take the following steps to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures:

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

* 31.1 Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1 Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2006

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott Chief Executive Officer and Acting Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)