Form 10-Q
period 2005-06-30
EXCELLIGENCE LEARNING CORP
filed 2006-02-03
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,039,132 shares outstanding as of January 26, 2006.

EXPLANATORY NOTE

Due to the matters discussed below and as previously announced, Excelligence Learning Corporation (the “Company”) has restated its previously issued financial statements for the fiscal year ended December 31, 2004 and for the fiscal quarter ended March 31, 2005. Accordingly, the Company has amended its annual report of Form 10-K for the fiscal year ended December 31, 2004 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005. Please also refer to Item 4 “Controls and Procedures,” included in this Form 10-Q for a further discussion of those restatements.

On August 12, 2005, the Company announced a delay in the filing of this Form 10-Q for the three and six months ended June 30, 2005 pending the completion of an internal investigation of allegations by current and former accounting personnel that the Company had failed to record and accrue for certain obligations for the fiscal year ended December 31, 2004. The Company’s Audit Committee retained independent legal counsel to lead the internal investigation and to direct forensic accounting consultants retained to assist in the investigation. On September 7, 2005, after considering the results of its investigation, the Company determined that certain liabilities related to inventory, catalog costs, and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company has restated its previously issued financial statements for such year as set forth in its Form 10-K/A and its previously issued financial statements for such quarter in its Form 10-Q/A, both of which were filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2006. No other fiscal periods prior to the fiscal year ended December 31, 2004 were affected by the restatement, as the issues identified did not have any significant impact on those periods. On November 14, 2005, the Company also announced a delay in filing its Form 10-Q for the three and nine months ended September 30, 2005 pending the completion of the restatements.

The Company determined that these restatements are attributable to a number of factors. The most significant factor was the Company’s failure to timely pay or accrue its obligations for certain invoices for inventory on hand as of year end. The Company determined, based upon the results of its internal investigation that its accrual for accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The staff in the Division of Enforcement in the San Francisco District Office of the Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company intends to continue to cooperate with the staff and Commission in connection with the formal investigation.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	projections of net revenues and operating income;

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	the outcome of pending legal or regulatory investigations or proceedings; and

•	protection of the Company’s intellectual property.

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

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004(1)
		Restated
ASSETS
Current assets :
Cash and cash equivalents	$—	$2,657
Accounts receivable, net	11,763	8,286
Inventories	34,843	16,478
Prepaid expenses and other current assets	3,238	4,195
Deferred income taxes	701	700

Total current assets	50,545	32,316
Property and equipment, net	4,475	4,401
Deferred income taxes	6,339	6,373
Other assets	232	238
Goodwill	5,878	5,878
Other intangible assets, net	658	745

Total assets	$68,127	$49,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$5,000	$—
Bank overdraft	485	—
Accounts payable	16,496	4,125
Accrued expenses	3,180	3,638
Other current liabilities	229	162

Total current liabilities	25,390	7,925

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 8,956,128 and 8,840,354 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	89	88
Additional paid-in capital	63,547	63,257
Deferred stock compensation	(53)	(214)
Accumulated deficit	(20,846)	(21,105)

Total stockholders’ equity	42,737	42,026

Total liabilities and stockholders’ equity	$68,127	$49,951

(1)	Derived from restated audited consolidated financial statements filed in the Company’s 2004 Amended Annual Report on Form 10-K/A.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$29,780	$26,549	$52,359	$46,385
Cost of goods sold	19,833	17,265	34,291	30,193

Gross profit	9,947	9,284	18,068	16,192

Operating expenses:
Selling, general and administrative	8,758	8,970	17,637	17,476
Amortization of intangible assets	43	44	87	87

Operating income (loss)	1,146	270	344	(1,371)

Other (income) expense:
Gain on sale of assets	—	(5)	—	(5)
Interest expense	53	40	58	45
Interest income	(24)	—	(35)	(2)

Income (loss) before income tax (benefit)	1,117	235	321	(1,409)
Income tax (benefit)	419	99	62	(602)

Net income (loss)	$698	$136	$259	$(807)

Net income (loss) per share calculation:
Net income (loss) per share – basic	$0.08	$0.02	$0.03	$(0.09)

Net income (loss) per share – diluted	$0.07	$0.01	$0.03	$(0.09)

Weighted average shares used in basic net income (loss) per share calculation	8,941,992	8,767,111	8,934,155	8,702,192
Weighted average shares used in diluted net income (loss) per share calculation	9,370,485	9,301,837	9,338,575	8,702,192

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$259	$(807)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	912	842
Gain on sale of assets	—	(5)
Allowance for doubtful accounts	(226)	(22)
Stock-based compensation	161	276
Deferred income taxes	34	(485)
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	(3,251)	(4,821)
Inventories	(18,366)	(16,597)
Prepaid expenses and other current assets	957	29
Other assets	6	10
Accounts payable	12,371	13,015
Accrued expenses	(458)	(162)
Other current liabilities	67	(44)

Net cash used in operating activities	(7,534)	(8,771)

Cash flows from investing activities:
Purchase of property and equipment	(899)	(1,717)

Cash flows from financing activities:
Borrowings on line of credit	5,000	9,250
Bank overdraft	485	—
Exercise of employee stock options	291	276

Net cash provided by financing activities	5,776	9,526

Net decrease in cash and cash equivalents	(2,657)	(962)
Cash and cash equivalents at beginning of period	2,657	3,620

Cash and cash equivalents at end of period	$—	$2,658

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$—	$23
Income taxes	$—	$210

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 was derived from the Company’s restated audited consolidated financial statements for the fiscal year ended December 31, 2004. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2004, approximately 44% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the first and second quarters as inventory levels are increased to meet seasonal demands.

Equity-Based Compensation

The Company accounts for its equity-based compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds, including income tax benefits realized, if any, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings of equity-based compensation expense as if the Company were using the fair-value method has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$698	$136	$259	$(807)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	48	85	97	170
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	54	89	105	204

Pro forma net income (loss)	$692	$132	$251	$(840)

Net income (loss) per share calculation:
Net income (loss) per share – basic, as reported	$0.08	$0.02	$0.03	$(0.09)

Net income (loss) per share – diluted, as reported	$0.07	$0.01	$0.03	$(0.09)

Net income (loss) per share – basic, pro forma	$0.08	$0.02	$0.03	$(0.10)

Net income (loss) per share – diluted, pro forma	$0.07	$0.01	$0.03	$(0.10)

Weighted average shares used in net income (loss) per share calculation – basic, as reported and pro forma	8,941,992	8,767,111	8,934,155	8,702,192
Weighted average shares used in net income (loss) per share calculation – diluted, as reported and pro forma	9,370,485	9,301,837	9,338,575	8,702,192

The fair value of these options was estimated using the Black-Scholes model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options	2005	2004	2005	2004
Expected life (in years)	6.0	7.2	6.0	7.2
Risk-free interest rate	4.07%	4.18%	4.04%	3.84%
Volatility	80.6%	92.2%	82.1%	94.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The Company has revised its weighted average assumptions used in the fair value calculation of its pro forma disclosures from those previously reported.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

        In December 2004, FASB issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first interim or annual reporting period that begins after June 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts for the three and six months ended June 30, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company expects the adoption of SFAS 123R to have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes in Interim Financial Statements and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.

(2)	Unaudited Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share for the three and six months ended June 30, 2005 and 2004 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 is the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$698	$136	$259	$(807)

Weighted average shares used in basic net income (loss) per share calculation	8,941,992	8,767,111	8,934,155	8,702,192
Weighted average shares used in diluted net income (loss) per share calculation	9,370,485	9,301,837	9,338,575	8,702,192
Net income (loss) per share – basic	$0.08	$0.02	$0.03	$(0.09)

Net income (loss) per share – diluted	$0.07	$0.01	$0.03	$(0.09)

Exercisable options outstanding of 421,096 for the six months ended June 30, 2004 are excluded from the computation of diluted net income (loss) per share because the effect would have been anti-dilutive. Exercisable stock options with an exercise price in excess of market value are excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. There were 5,156 and 82,156 such shares for the three and six months ended June 30, 2005, respectively.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2004. Revenues and operating income (loss) by segment follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Net revenues	$24,643	$21,542	$5,137	$5,007	$29,780	$26,549
Cost of goods sold	16,137	13,881	3,716	3,384	19,853	17,265

Gross profit	8,526	7,661	1,422	1,623	9,947	9,284

Operating expenses:
Selling, general and administrative	7,040	6,625	1,800	2,345	8,840	8,970
Amortization of intangible assets	8	8	35	36	43	44

Operating income (loss)	$1,560	$1,028	$(414)	$(758)	$1,146	$270

	Early Childhood		Elementary School		Consolidated
	Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Net revenues	$45,744	$39,714	$6,614	$6,671	$52,359	$46,385
Cost of goods sold	29,595	25,592	4,716	4,601	34,311	30,193

Gross profit	16,169	14,122	1,898	2,070	18,068	16,192

Operating expenses:
Selling, general and administrative	13,918	13,100	3,802	4,376	17,719	17,476
Amortization of intangible assets	16	16	71	71	87	87

Operating income (loss)	$2,317	$1,006	$(1,975)	$(2,377)	$637	$(1,371)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment and charges the Elementary School segment for such activities. These inter-segment charges are based on estimates of actual costs for such activities. Inter-segment charges have been eliminated in consolidation and amounted to $128,063 and $144,922 for the three months ended June 30, 2005 and 2004, respectively, and $256,125 and $289,844 for the six months ended June 30, 2005 and 2004, respectively. The Company allocates income tax expense for the current year based on a percentage of each segment’s pre-tax income.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the three-month or six-month periods ended June 30, 2005 and 2004.

The segment asset information available is as follows (in thousands):

	June 30, 2005	December 31, 2004
		Restated
Assets
Early Childhood	$56,314	$41,922
Elementary School	23,072	19,339
Eliminations	(11,310)	(11,310)

Total	$68,076	$49,951

(4)	Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	June 30, 2005	December 31, 2004
		Restated
Raw materials and work in progress	$926	$940
Finished goods	33,917	15,538

	$34,843	$16,478

(5)	Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks, trade names and formulas	$953	$(836)	$117	$953	$(819)	$134
Customer Lists	1,410	(869)	541	1,410	(799)	611

	$2,363	$(1,705)	$658	$2,363	$(1,618)	$745

Total amortization expense on intangible assets was $43,000 and $44,000 for the three months ended June 30, 2005 and 2004, respectively, and $87,000 for the six months ended June 30, 2005 and 2004.

The carrying amount of goodwill was $5.9 million at June 30, 2005 and December 31, 2004. There was no impairment loss recorded during either the three or six months ended June 30, 2005 and 2004.

(6)	Credit Facility

On September 26, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of April 1, 2005, the amount available under the Bank of America Facility was further reduced pursuant to the financing schedule to $18.9 million. Effective October 1, 2005, the Company entered into an amendment extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity on October 1, 2007.

During the second quarter of 2005, the Bank of America Facility included a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (5.03% at June 30, 2005). This line of credit may be used to pay overdrafts in the Company’s checking accounts up to $1.5 million at any one time. As of June 30, 2005 and December 31, 2004, the Company had $485,000 and zero in bank overdrafts, respectively. The Bank of America Facility also included, as of June 30, 2005, up to $3.9 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (5.28% at June 30, 2005). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of June 30, 2005 and December 31, 2004, the Company had $5.5 million and zero borrowings, respectively, and available credit of $13.4 million and $19.4 million, respectively, under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of June 30, 2005, the Company was in compliance with the financial covenants and capital expenditure and acquisition limitations as set forth in the Bank of America Facility. The Company’s covenant relating to timely filing of financial information has been waived by Bank of America until February 10, 2006.

(7)	Legal Matters

The staff in the Division of Enforcement in the San Francisco District Office of the Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company intends to continue to cooperate with the staff and Commission in connection with the formal investigation.

In Excelligence Learning Corporation v. Oriental Trading Company and Teresa Martini (Case no. 03-04947-JF (RS) in the U.S. District Court for the Northern District of California), the Company had asserted claims that included theft of trade secrets, trade dress infringement and copyright infringement against a former employee (Martini) it alleged had taken trade secrets and used them to the benefit of her new employer (Oriental Trading Company). As previously disclosed, on December 20, 2004, the District Court issued an order granting summary judgment in favor of defendants. On January 19, 2005, the Company filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On April 21, 2005, the District Court issued a decision on defendants’ bill of costs and motion for attorneys’ fees, allowing approximately $160,000 in costs and granting defendants $250,000 in attorneys’ fees. After considering the costs of pursuing an appeal, the possibility of an additional financial award to defendants and continued diversion of management resources, the Company determined in May 2005 that a settlement was warranted. On May 11, 2005, the Company and the defendants entered into a settlement agreement pursuant to which the Company agreed to pay the defendants $240,000 in exchange for a release of liability from the costs and fees awarded by the District Court, and to dismiss its appeal, with prejudice, thereby settling the dispute. This settlement was recorded by the Company in the first quarter of 2005.

Aside from the above-referenced matters, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

All of the foregoing is supported by a national sales force, which, as of June 30, 2005, numbered 75 people.

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

Recent Developments

On September 7, 2005, after considering the results of its internal investigation, the Company determined that certain liabilities related to inventory, catalog costs and certain operating expenses were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004 and the first quarter of 2005. Therefore, the Company has restated its previously issued financial statements for such year, as set forth in its Form 10-K/A, and such quarter, as set forth in its Form 10-Q/A, in each case recently filed with the Commission. For more information on the restatement, see the “Explanatory Note” that follows the cover page of this Form 10-Q.

Effective October 1, 2005, the Company entered into an amendment extending its secured credit facility with Bank of America. N.A. which includes a revolving line of credit for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007 and an interest rate of LIBOR plus 1.50%. As amended, the credit facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of September 30, 2010 and an interest rate of LIBOR plus 2.0%. The entire facility remains secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property.

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

While the majority of the Company’s inventory is purchased from domestic vendors, a significant percentage is sourced from overseas. Inventory ordered from foreign vendors constituted 21.1% of the Company’s total inventory for the three months ended June 30, 2005, compared to 11.2% for the same period in 2004. For the six months ended June 30, 2005, inventory ordered from foreign vendors constituted 26.9% of the Company’s total inventory compared to 23.6% for the same period in 2004. The Company takes title to inventory purchased from overseas at point of shipment, whereas the Company takes title to inventory purchased from domestic vendors upon receipt.

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

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to account for its goodwill and intangible assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducts its impairment test on an annual basis. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of the Company’s reporting units, its Early Childhood and Elementary School segments.

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

Results of Operations

Revenues

Revenues were $29.8 million for the three months ended June 30, 2005, up $3.2 million, or 12.2%, from the $26.5 million recorded for the same period in 2004. The increase was attributable to revenue growth of $3.1 million in the Early Childhood segment, up 14.4% from the prior year period, and $130,000 in the Elementary School segment, up 2.6% from the prior year period. The Early Childhood segment continued its trend of revenue growth through new product offerings, new customer solicitation and improved sales and marketing strategies. Average sales price per unit for the Early Childhood segment increased 7.8%, with total units sold in the segment up 8.3% from the second quarter of 2004. The growth in the Elementary School segment was fueled primarily by back-to-school revenue that was higher than the previous year, which was due to an increase in early deliveries. The average sales price per unit for the Elementary School segment up 17.0% from the second quarter of 2004, with total units sold in the segment down 10.9% from the second quarter of 2004.

For the six months ended June 30, 2005, revenues were $52.4 million, up $6.0 million, or 12.9%, from the $46.4 million recorded for the same period in 2004. The increase was attributable to revenue growth of $6.0 million, or 15.2%, in the Early Childhood segment and a decrease of $57,000, or 0.8%, in the Elementary School segment. The decrease in the Elementary School segment revenues occurred in the first quarter and was primarily related to a declining demand for science fair products. The average sales price per unit for the Early Childhood segment increased 7.3% during the same period in 2004, with total units sold in the segment up 8.8% from the first six months of 2004. The average sales price per unit for the Elementary School segment was up 16.7% from the same period in 2004, with total units sold in the segment down 11.5% from the same period in 2004.

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

Gross Profit

Gross profit was $9.9 million for the three-month period ended June 30, 2005, a $663,000, or 7.0%, increase over the gross profit of $9.3 million for the same period in 2004. The increase was primarily attributable to increased revenue in the period. Gross profit as a percentage of sales decreased to 33.4 % for the second quarter of 2005 from 35.0% for the second quarter of 2004.

Gross profit was $18.1 million for the six months ended June 30, 2005, a $1.9 million, or 11.5%, increase over the gross profit of $16.2 million for the same period in 2004. The increase was primarily attributable to increased revenue in the period. Gross profit as a percentage of sales decreased slightly to 34.5% for the six months ended June 30, 2005, from 34.9% for the same period in 2004.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended June 30, 2005 and 2004 was $1.9 million and $1.5 million, respectively, or 6.5% and 5.8% as a percentage of total sales, respectively. For the six months ended June 30, 2005 and 2004, these shipping costs totaled $3.6 million and

$3.0 million, respectively, or 6.8% and 6.6% as a percentage of total sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended June 30, 2005 and 2004 was $1.0 million and $1.1 million, respectively, or 3.2% and 4.1% as a percentage of sales, respectively. For the six months ended June 30, 2005 and 2004, these shipping costs totaled $1.9 million and $1.9 million, respectively, or 3.7% and 4.1% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based compensation and depreciation of property and equipment. Selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2005, down slightly from the $9.0 million for the same period in 2004. As a percentage of sales, selling, general and administrative expenses were 29.5% for the second quarter of 2005, compared to 33.8% for the second quarter of 2004.

For the six months ended June 30, 2005, selling, general and administrative expenses were $17.7 million, up $161,000 from the $17.5 million for the same period in 2004. The increase, which occurred mainly in the first quarter, was caused by a $240,000 charge related to a legal settlement and growth in warehouse personnel made necessary by the Company’s decision to increase inventory levels to meet seasonal demands earlier in 2005 than it did in 2004. Selling, general and administrative expenses as a percentage of sales were 33.8% and 37.7% for the six months ended June 30, 2005 and 2004, respectively.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 and $44,000 for the three months ended June 30, 2005 and 2004, respectively, and $87,000 for the six months ended June 30, 2005 and 2004.

Interest Expense

Interest expense was $53,000 and $40,000 for the three months ended June 30, 2005 and 2004, respectively, and $58,000 and $45,000 for the six months ended June 30, 2005 and 2004, respectively. The increase during the 2005 periods mainly occurred in the second quarter and was primarily attributable to increased balances outstanding under the Company’s line of credit.

Income Taxes

The Company recorded an income tax expense of $419,000 and $99,000 for the three-month periods ended June 30, 2005 and 2004, with an effective a tax rate of 39.3% and 42.1%, respectively. For the six-month periods ended June 30, 2005 and 2004, income tax expense (benefit) were $62,000 and $(602 ,000), respectively, resulting in effective rates of 23% and (42.7)%, respectively. The difference between the Company’s effective rate for this six-month period ended June 30, 2005 and its statutory rate is primarily attributable to a discrete benefit reported in the first quarter of 2005 associated with changes in the estimated effective state rate which is anticipated to apply to the Company’s state deferred tax assets and liabilities in the future.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, FASB issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first annual reporting period that begins after June 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts for the three and six months ended June 30, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company expects the adoption of SFAS 123R to have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes in Interim Financial Statements and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.

Liquidity and Capital Resources

On September 26, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of April 1, 2005, the amount available under the Bank of America Facility was further reduced pursuant to the financing schedule to $18.9 million. Effective October 1, 2005, the Company entered into an amendment extending its secured credit facility with Bank of America. N.A. which includes a revolving line of credit for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007 and an interest rate of LIBOR plus 1.50%. As amended, the credit facility also includes up to $5.0 million through a reducing revolving term loan with a maturity date of September 30, 2010 and an interest rate of LIBOR plus 2.0%. The entire facility remains secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property.

The Company’s primary cash needs are for operations and capital expenditures. Additionally, there may be future cash needs for acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of June 30, 2005, the Company had net working capital of $25.1 million.

During the six months ended June 30, 2005, the Company’s operating activities used $7.5 million of cash. The use of cash was primarily related to increased balances within accounts receivable and inventories, which was partially offset by an increase in accounts payable. The Company used $899,000 in cash for investing activities during the six months ended June 30, 2005, with which the Company purchased property and equipment. The Company obtained $5.8 million in cash from financing activities, primarily from borrowings against its line of credit and as a result of exercised stock options.

The Bank of America Facility includes a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.75% (5.03% at June 30, 2005). This line of credit may be used to pay overdrafts in the Company’s checking accounts up to $1.5 million at any one time. As of June 30, 2005 and December 31, 2004, the Company had $485,000 and zero in bank overdrafts, respectively. The Bank of America Facility also includes, as of June 30, 2005, up to $3.9 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.00% (5.28% at June 30, 2005). The Bank of America Facility is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of June 30, 2005 and December 31, 2004, the Company had $5.0 million and zero borrowings, respectively, and available credit of $13.4 million and $19.4 million, respectively, under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of June 30, 2005, the Company was in compliance with the financial covenants and capital expenditure and acquisition restrictions as set forth in the Bank of America Facility. The Company’s covenant relating to timely filing of financial information has been waived by Bank of America until February 10, 2006.

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

As of June 30, 2005, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

The following table summarizes the Company’s contractual obligations as of June 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Revolving line of credit	$5,000	$5,000	$—	$—	$—
Non-cancelable Operating Lease Obligations	8,422	2,832	4,666	924	—

Total	$13,422	$7,832	$4,666	$924	$—

Business Outlook

The following forward-looking statements reflect the Company’s expectations for the full year 2005. Actual results may differ materially from these expectations. See “Forward-Looking Statements.” Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1. Risk Factors” in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The Company does not undertake to update these expectations, except to the extent that it is required to do so.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of June 30, 2005, the Company had borrowings of $5.0 million under the Bank of America Facility and available credit of $13.9 million. The Company also had a bank overdraft of $485,000 which it intends to repay through borrowings against its revolving line of credit. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

In conjunction with the close of the period covered by this report, the Company conducted a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (who is also serving as the Company’s Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As further discussed below, material weaknesses were identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

        The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely record and accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and the Company’s registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized into inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in internal control over financial reporting may exist. As a result, the Company’s Chief Executive Officer and Board of Directors have concluded that, as of June 30, 2005, the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting.

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

The staff in the Division of Enforcement in the San Francisco District Office of the Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company intends to continue to cooperate with the staff and Commission in connection with the formal investigation.

In Excelligence Learning Corporation v. Oriental Trading Company and Teresa Martini (Case no. 03-04947-JF (RS) in the U.S. District Court for the Northern District of California), the Company had asserted claims that included theft of trade secrets, trade dress infringement and copyright infringement against a former employee (Martini) it alleged had taken trade secrets and used them to the benefit of her new employer (Oriental Trading Company). As previously disclosed, on December 20, 2004, the District Court issued an order granting summary judgment in favor of defendants. On January 19, 2005, the Company filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On April 21, 2005, the District Court issued a decision on defendants’ bill of costs and motion for attorneys’ fees, allowing approximately $160,000 in costs and granting defendants $250,000 in attorneys’ fees. After considering the costs of pursuing an appeal, the possibility of an additional financial award to defendants and continued diversion of management resources, the Company determined in May 2005 that a settlement was warranted. On May 11, 2005, the Company and the defendants entered into a settlement agreement pursuant to which the Company agreed to pay the defendants $240,000 in exchange for a release of liability from the costs and fees awarded by the District Court, and to dismiss its appeal, with prejudice, thereby settling the dispute. This settlement was recorded by the Company in the first quarter of 2005.

Aside from the above-referenced administrative proceeding, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company submitted to stockholder vote and its stockholders approved the following items at the Company’s Annual Meeting of Stockholders held on May 10, 2005.

a)	Election of two directors for additional three-year terms:

Name	Votes For	Withheld Authority
Louis Casagrande	7,796,989	13,482
Scott Graves	7,556,673	253,798

In addition to the two directors listed above, the terms of the following five directors continued after the meeting: Dean DeBiase, Richard Delaney, Ronald Elliott, Colin Gallagher, and Robert MacDonald.

b)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 by a vote of 7,790,801 “for,” 19,396 “against,” and 274 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

* 31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2006

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott
Chief Executive Officer (Duly Authorized Officer and Acting Principal Financial Officer)