Form 10-Q
period 2005-09-30
EXCELLIGENCE LEARNING CORP
filed 2006-02-15
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,039,132 shares outstanding as of February 13, 2006.

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

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	projections of net revenues and operating income;

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	the outcome of pending legal or regulatory investigations or proceedings; and

•	the protection of the Company’s intellectual property.

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

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004 (1)
		Restated
ASSETS
Current assets :
Cash and cash equivalents	$5,220	$2,657
Accounts receivable, net of allowance for doubtful accounts of $254 and $412 at September 30, 2005 and December 31, 2004, respectively	16,022	8,286
Inventories	18,701	16,478
Prepaid expenses and other current assets	2,189	4,195
Deferred income taxes	488	700

Total current assets	42,620	32,316
Property and equipment, net	4,243	4,401
Deferred income taxes	4,389	6,373
Other assets	274	238
Goodwill	5,878	5,878
Other intangible assets, net	615	745

Total assets	$58,019	$49,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,877	$4,125
Accrued expenses	4,386	3,638
Other current liabilities	253	162

Total current liabilities	10,516	7,925

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 9,029,563 and 8,840,354 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	90	88
Additional paid-in capital	63,820	63,257
Deferred stock compensation	—	(214)
Accumulated deficit	(16,407)	(21,105)

Total stockholders’ equity	47,503	42,026

Total liabilities and stockholders’ equity	$58,019	$49,951

(1)	Derived from restated audited consolidated financial statements filed in the Company’s 2004 Amended Annual Report on Form 10-K/A.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$57,092	$53,404	$109,451	$99,789
Cost of goods sold	37,337	35,262	71,628	65,455

Gross profit	19,755	18,142	37,823	34,334
Operating expenses:
Selling, general and administrative	11,882	10,820	29,519	28,296
Amortization of intangible assets	43	43	130	130

Operating income	7,830	7,279	8,174	5,908
Other (income) expense:
Gain on sale of assets	—	(1)	—	(6)
Interest expense	78	39	136	84
Interest income	(29)	(3)	(64)	(5)

Income before income tax	7,781	7,244	8,102	5,835
Income tax	3,342	3,190	3,404	2,588

Net income	$4,439	$4,054	$4,698	$3,247

Net income per share calculation:
Net income per share – basic	$0.49	$0.46	$0.52	$0.37

Net income per share – diluted	$0.47	$0.44	$0.50	$0.35

Weighted average shares used in basic net income per share calculation	9,002,284	8,805,414	8,957,114	8,738,198
Weighted average shares used in diluted net income per share calculation	9,376,253	9,276,414	9,306,546	9,271,650

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,698	$3,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,382	1,248
Gain on sale of assets	—	6
Allowance for doubtful accounts	(158)	(40)
Stock-based compensation	214	414
Deferred income taxes	2,412	1,342
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	(7,578)	(12,420)
Inventories	(2,223)	(504)
Prepaid expenses and other current assets	2,006	(435)
Other assets	(36)	14
Accounts payable	1,752	8,086
Accrued expenses	748	(243)
Other current liabilities	91	1,166

Net cash provided by operating activities	3,308	1,881
Cash flows from investing activities:
Purchase of property and equipment	(1,094)	(2,009)

Cash flows from financing activities:
Borrowings on line of credit	8,000	13,750
Principal payments on line of credit	(8,000)	(13,750)
Exercise of employee stock options	349	283

Net cash provided by financing activities	349	283
Net increase in cash and cash equivalents	2,563	155
Cash and cash equivalents at beginning of period	2 ,657	3,620

Cash and cash equivalents at end of period	$5,220	$3,775

Supplemental disclosure of cash flow information:
Conversion of redeemable common shares to common stock	—	$400
Cash payments during the period for:
Interest	$114	$78
Income taxes	$173	$230

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

Stock-Based Compensation

The Company accounts for its equity-based compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no accounting recognition is given at the date of grant to stock options granted to employees with an exercise price equal to the fair market value of the underlying common stock. Upon exercise, net proceeds and income tax benefits realized, if any, are credited to equity. Compensation cost for stock options granted with exercise prices below the fair market value of the underlying common stock is recognized over the vesting period. The pro forma impact on earnings of equity-based compensation expense as if the Company were using the fair-value method has been disclosed in the notes to the financial statements as allowed by SFAS No. 123.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income , as reported	$4,439	$4,054	$4,698	$3,247
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	32	85	129	256
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	51	79	156	283

Pro forma net income	$4,420	$4,060	$4,671	$3,220

Net income per share calculation:
Net income per share – basic, as reported	$0.49	$0.46	$0.52	$0.37

Net income per share – diluted, as reported	$0.47	$0.44	$0.50	$0.35

Net income per share – basic, pro forma	$0.49	$0.46	$0.52	$0.37

Net income per share – diluted, pro forma	$0.47	$0.44	$0.50	$0.35

Weighted average shares used in net income per share calculation – basic, as reported and pro forma	9,002,284	8,805,414	8,957,114	8,738,198
Weighted average shares used in net income per share calculation – diluted, as reported and pro forma	9,376,253	9,276,414	9,306,546	9,271,650

The fair value of these options was estimated using the Black-Scholes model, with the following average assumptions for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Stock Options
Expected life (in years)	7.25	6.0	7.25
Risk-free interest rate	3.92%	4.06%	3.87%
Volatility	89.6%	81.0%	92.7%
Dividend yield	0.0%	0.0%	0.0%

The Company has revised its 2004 weighted average assumptions used in the fair value calculation of its pro forma disclosures from those previously reported.

There were no stock options granted in the third quarter of 2005.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of operations or financial position.

In December 2004, FASB issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first interim or annual reporting period that begins after September 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company expects the adoption of SFAS 123R to have a significant adverse impact on the Company’s consolidated statements of operations and net income per share.

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

(2)	Unaudited Basic and Diluted Net Income Per Share

The basic and diluted net income per share information for the three and nine months ended September 30, 2005 and 2004 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three and nine months ended September 30, 2005 and 2004 is the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$4,439	$4,054	$4,698	$3,247

Weighted average shares used in basic net income per share calculation	9,002,284	8,805,414	8,957,114	8,738,198
Weighted average shares used in diluted net income per share calculation	9,376,253	9,276,414	9,306,546	9,271,650
Net income per share – basic	$0.49	$0.46	$0.52	$0.37

Net income per share – diluted	$0.47	$0.44	$0.50	$0.35

The Company has revised its 2004 weighted average shares used in the diluted net income per share calculation.

Exercisable stock options with an exercise price in excess of market value are excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. There were 5,156 and 15,156 such anti-dilutive shares for the three and nine months ended September 30, 2005, respectively.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2004. Revenues and operating income by segment follows (in thousands):

	Early Childhood		Elementary School Three Months Ended September 30,		Consolidated
	2005	2004	2005	2004	2005	2004
Net revenues	$36,484	$32,187	$20,608	$21,217	$57,092	$53,404
Cost of goods sold	23,382	20,881	13,955	14,381	37,337	35,262
Gross profit	13,102	11,306	6,653	6,836	19,755	18,142
Operating expenses:
Selling, general, and administrative	9,871	8,260	2,011	2,560	11,882	10,820
Amortization of intangible assets	8	8	35	35	43	43

Operating income	$3,223	$3,038	$4,607	$4,241	$7,830	$7,279

	Early Childhood		Elementary School Nine Months Ended September 30,		Consolidated
	2005	2004	2005	2004	2005	2004
Net revenues	$82,229	$71,902	$27,222	$27,887	$109,451	$99,789
Cost of goods sold	52,952	46,474	18,676	18,981	71,628	65,455
Gross profit	29,277	25,428	8,546	8,906	37,823	34,334
Operating expenses:
Selling, general, and administrative	23,719	21,359	5,800	6,937	29,519	28,296
Amortization of intangible assets	24	24	106	106	130	130

Operating income	$5,534	$4,045	$2,640	$1,863	$8,174	$5,908

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment and charges the Elementary School segment for such activities. These inter-segment charges are based on estimates of actual costs for such activities. Inter-segment charges have been eliminated in consolidation and amounted to $128,000 and $145,000 for the three months ended September 30, 2005 and 2004, respectively, and $384,000 and $435,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company allocates income tax expense for the current year based on a percentage of each segment’s pre-tax income.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the three- or nine-month periods ended September 30, 2005 and 2004.

The segment asset information available is as follows (in thousands):

	September 30, 2005	December 31, 2004
		Restated
Assets
Early Childhood	$48,848	$41,922
Elementary School	20,481	19,339
Eliminations	(11,310)	(11,310)

Total	$58,019	$49,951

(4)	Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	September 30, 2005	December 31, 2004
		Restated
Raw materials and work in progress	$871	$940
Finished goods	17,830	15,538

	$18,701	$16,478

(5)	Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks, trade names and formulas	$953	$(844)	$109	$953	$(819)	$134
Customer Lists	1,410	(904)	506	1,410	(799)	611

	$2,363	$(1,748)	$615	$2,363	$(1,618)	$745

Total amortization expense on intangible assets was $43,000 for the three months ended September 30, 2005 and 2004 and $130,000 for the nine months ended September 30, 2005 and 2004.

The carrying amount of goodwill was $5.9 million at September 30, 2005 and December 31, 2004. There was no impairment loss recorded during either the three or nine months ended September 30, 2005 and 2004.

(6)	Credit Facility

On September 26, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of April 1, 2005, the amount available under the Bank of America Facility was further reduced pursuant to the financing schedule to $18.9 million until its maturity at September 30, 2005. Effective October 1, 2005, the Company entered into an amendment extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007.

During the third quarter of 2005, the Bank of America Facility included a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.50% (5.36% at September 30, 2005). This line of credit may be used to pay overdrafts in the Company’s checking accounts up to $1.5 million at any one time. As of both September 30 2005 and December 31, 2004, the Company had no net overdrafts on a consolidated basis. The Bank of America Facility also included, as of September 30, 2005, up to $3.9 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of

LIBOR plus 2.0% (5.86% at September 30, 2005). The Bank of America Facility remains secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of both September 30, 2005 and December 31, 2004, the Company had zero borrowings under the Bank of America Facility. As of September 30, 2005 and December 31, 2004, the Company had available credit of $18.9 million and $19.4 million, respectively, under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of September 30, 2005, the Company was in compliance with the financial covenants and capital expenditure and acquisition limitations as set forth in the Bank of America Facility. The Company’s breach of the covenant relating to timely filing of financial information has been waived by Bank of America until February 24, 2006.

(7)	Legal Matters

The staff in the Division of Enforcement in the San Francisco District Office of the Securities and Exchange Commission (the “Commission”) informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company intends to continue to cooperate with the staff and Commission in connection with the formal investigation.

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

All of the foregoing is supported by a national sales force, which, as of September 30, 2005, numbered 66 people.

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

Recent Developments

On September 7, 2005 the Company determined that, certain liabilities related to inventory and prepaid catalog costs were understated at December 31, 2004. The Company concluded that adjusting the effect of these items would be material to its previously reported results for fiscal year 2004. Accordingly, the Company concluded that the most appropriate way to correct this matter was to restate previously issued financial statements. Accordingly, the Company has amended its 2004 Annual Report on Form 10-K/A and its Quarterly Report on Form 10-Q/A for the first quarter of 2005. For additional information regarding the restatements, see the “Explanatory Note” that follows the cover page of this Form 10-Q.

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

While the majority of the Company’s inventory is purchased from domestic vendors, a significant percentage is sourced from overseas. Inventory ordered from foreign vendors constituted 31.6% of the Company’s total inventory for the three months ended September 30, 2005, compared to 42.6% for the same period in 2004. For the nine months ended September 30, 2005, inventory ordered from foreign vendors constituted 28.6% of the Company’s total inventory, compared to 28.5% for the same period in 2004. The Company takes title to inventory purchased from overseas at point of shipment, whereas the Company takes title to inventory purchased from domestic vendors upon receipt.

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

Results of Operations

Revenues

Revenues were $57.1 million for the three months ended September 30, 2005, up $3.7 million, or 6.9%, from the $53.4 million recorded for the same period in 2004. The increase was attributable to revenue growth of $4.3 million in the Early Childhood segment, up 13.4% from the prior-year period, offset by a revenue decrease of $609,000 in the Elementary School segment, representing a decline of 2.9% from the prior-year period. The Early Childhood segment continued its trend of revenue growth through new product offerings, new customer solicitation and improved sales and marketing strategies. Average sales price per unit for the Early Childhood segment increased 7.7% from the third quarter of 2004, with total units sold in the segment up 4.9% from the third quarter of 2004. The average sales price per unit for the Elementary School segment decreased by 1.1% from the third quarter of 2004, with total units sold in the segment down 2.1% from the third quarter of 2004.

For the nine months ended September 30, 2005, revenues were $109.5 million, up $9.7 million, or 9.7%, from the $99.8 million recorded for the same period in 2004. The increase was attributable to revenue growth of $10.3 million, or 14.4%, in the Early Childhood segment, offset by a decrease of $665,000, or 2.4%, in the Elementary School segment. The average sales price per unit for the Early Childhood segment increased 7.4% from the same period in 2004, with total units sold in the segment up 7.1% from the first nine months of 2004. The average sales price per unit for the Elementary School segment was up 6.7% from the same period in 2004, with total units sold in the segment down 7.9% from the same period in 2004.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by improving circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1.Risk Factors” in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Gross Profit

Gross profit was $19.7 million for the three-month period ended September 30, 2005, a $1.6 million, or 8.8%, increase over the gross profit of $18.1 million for the same period in 2004. The overall increase was primarily attributable to increased revenue in the period. The increase was attributable to growth of $1.8 million, or 15.9%, in the Early Childhood segment, which was partially offset by a decrease of $183,000, or 2.7%, in the Elementary School segment. Gross profit as a percentage of sales increased slightly to 34.6% for the third quarter of 2005, from 34.0% for the third quarter of 2004.

Gross profit was $37.8 million for the nine months ended September 30, 2005, a $3.5 million, or 10.2%, increase over the gross profit of $34.3 million for the same period in 2004. The increase was primarily attributable to increased revenue in the period. The increase was attributable to growth of $3.8 million, or 15.1%, in the Early Childhood segment, which was partially offset by a decrease of $360,000, or 4.0%, in the Elementary School segment. Gross profit as a percentage of sales increased to 34.6% for the nine months ended September 30, 2005, up from 34.4% for the same period in 2004.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended September 30, 2005 and 2004 was $3.1 million and $3.1 million, respectively, or 5.4% and 5.8% as a percentage of total sales, respectively. For the nine months ended September 30, 2005 and 2004, these shipping costs totaled $6.7 million and $6.1 million, respectively, or 6.1% and 6.2% as a percentage of total sales, respectively. The cost impact of increased shipping volume from the Company in the three and nine month periods ended September 30, 2005 was offset by a reduction in shipping rates. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended September 30, 2005 and 2004 was $1.8 million and $1.6 million, respectively, or 3.1% and 2.9% as a percentage of sales, respectively. For the nine months ended September 30, 2005 and 2004, these shipping costs totaled $3.7 million and $3.4 million, respectively, or 3.4% and 3.5% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based compensation and depreciation of property and equipment. Selling, general and administrative expenses were $11.9 million for the three months ended September 30, 2005, up $1.1 million from the $10.8 million for the same period in 2004. As a percentage of sales, selling, general and administrative expenses were 20.8% for the third quarter of 2005 and 20.3% for the third quarter of 2004.

For the nine months ended September 30, 2005, selling, general and administrative expenses were $29.5 million, up $1.2 million from the $28.3 million for the same period in 2004. Selling, general and administrative expenses as a percentage of sales were 27.0% and 28.4% for the nine months ended September 30, 2005 and 2004, respectively.

Pro Forma Information

During the three months ended September 30, 2005, the Company incurred significant non-recurring expenses related to an internal investigation and the subsequent restatement of its previously issued financial statements for fiscal year 2004 and its previously issued financial statements for the first quarter of 2005, as set forth in its Form 10-K/A and Form 10-Q/A filed with the Commission on February 1, 2006. These expenses consisted primarily of increased legal, audit and consultancy expenses, and totaled $1.3 million during the quarter. The effects of the non-recurring expenses on selling, general and administrative expenses were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Selling, general and administrative expenses, as reported	$11,882	$29,519
Effects of non-recurring legal, audit and consultancy expenses	(1,304)	(1,304)

Selling, general and administrative expenses, pro-forma basis	$10,578	$28,215

After eliminating the effects of these non-recurring expenses, selling, general and administrative expenses were $10.6 million for the three months ended September 30, 2005, down slightly from the $10.8 million for the same period in 2004. As a percentage of sales, selling, general and administrative expenses, exclusive of these non-recurring expenses, were 18.5% for the third quarter of 2005, compared to 20.3% for the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses, exclusive of the non-recurring expenses discussed above, as a percentage of sales were 25.8%, compared to 28.4% for the same period in 2004. For additional information regarding the restatements, see the “Explanatory Note” that follows the cover page of this Form 10-Q.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 for the three months ended September 30, 2005 and 2004, and $130,000 for the nine months ended September 30, 2005 and 2004.

Interest Expense

Interest expense was $78,000 and $39,000 for the three months ended September 30, 2005 and 2004, respectively, and $136,000 and $84,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase during the 2005 periods mainly occurred in the third quarter and was primarily attributable to increased balances outstanding under the Company’s line of credit.

Income Taxes

The Company recorded an income tax expense of $3.3 million and $3.2 million for the three-month periods ended September 30, 2005 and 2004, with an effective tax rate of 43.0% and 44.0%, respectively. For the nine-month periods ended September 30, 2005 and 2004, income tax expenses were $3.4 million and $2.6 million, respectively, resulting in effective rates of 42.0% and 44.4%, respectively. The difference between the Company’s effective rate for this nine-month period ended September 30, 2005 and its statutory rate was primarily attributable to the impact of non-qualified stock options partially offset by a benefit reported in the first quarter of 2005 associated with changes in the estimated effective state rate which is anticipated to apply to the Company’s state deferred tax assets and liabilities in the future.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of operations or financial position.

In December 2004, FASB issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first interim or annual reporting period that begins after September 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company expects the adoption of SFAS 123R to have a significant adverse impact on the Company’s consolidated statements of operations and net income per share.

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

Liquidity and Capital Resources

On September 26, 2003, the Company entered into a $20.0 million secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). During the last quarter of 2004, pursuant to the financing schedule contained in the Bank of America Facility, the amount available under the facility stepped down to $19.4 million. As of April 1, 2005, the amount available under the Bank of America Facility was further reduced pursuant to the financing schedule to $18.9 million until its maturity at September 30, 2005. Effective October 1, 2005, the Company entered into an amendment extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007.

During the third quarter of 2005, the Bank of America Facility included a $15.0 million revolving line of credit with a maturity date of October 1, 2005 and an interest rate of LIBOR plus 1.50% (5.36% at September 30, 2005). This line of credit may be used to pay overdrafts in the Company’s checking accounts up to $1.5 million at any one time. As of both September 30 2005 and December 31, 2004, the Company had no net overdrafts on a consolidated basis. The Bank of America Facility also included, as of September 30, 2005, up to $3.9 million through a reducing revolving term loan with a maturity date of October 1, 2008 and an interest rate of LIBOR plus 2.0% (5.86% at September 30, 2005). The Bank of America Facility remains secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property. As of both September 30, 2005 and December 31, 2004, the Company had zero borrowings under the Bank of America Facility. As of September 30, 2005 and December 31, 2004, the Company had available credit of $18.9 million and $19.4 million, respectively, under the Bank of America Facility.

The Bank of America Facility requires adherence to certain financial covenants and contains restrictions related to capital expenditures and acquisitions during the term of the facility. As of September 30, 2005, the Company was in compliance with the financial covenants and capital expenditure and acquisition limitations as set forth in the Bank of America Facility. The Company’s breach of the covenant relating to timely filing of financial information has been waived by Bank of America until February 24, 2006.

The Company’s primary cash needs are for operations and capital expenditures. Additionally, there may be future cash needs for acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of September 30, 2005, the Company had net working capital of $32.1 million.

During the nine months ended September 30, 2005, the Company’s operating activities provided $3.3 million of cash. The cash provided by net income, increased balances in accounts payable and accrued liabilities and decreased balances in prepaid expenses, which were partially offset by increased balances within accounts receivable and inventories. The Company used $1.1 million in cash for investing activities during the nine months ended September 30, 2005, with which the Company purchased property and equipment. The Company obtained $349,000 in cash from financing activities as a result of exercised stock options and related tax benefit.

Management believes that available cash on hand and availability under the Bank of America Facility will provide adequate funds for the Company’s foreseeable working capital needs and planned capital expenditures. The Company’s ability to fund its operations, repay debt, to make planned capital expenditures and to remain in compliance with its financial covenants under the Bank of America Facility depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

As of September 30, 2005, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

The following table summarizes the Company’s contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Non-cancelable Operating Lease Obligations	$7,978	$2,907	$4,288	$783	$—

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of September 30, 2005, the Company had zero borrowings and available credit of $18.9 million under the Bank of America Facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

Evaluation of Disclosure Controls and Procedures

The Company has established and currently maintains disclosure controls and procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In conjunction with the close of the period covered by this report, the Company conducted a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (who is also serving as the Company’s Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As further discussed below, material weaknesses were identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, it came to the attention of management that certain current and former accounting personnel alleged that the Company had improperly failed to record and accrue for certain obligations for the period and fiscal year ended as of that date. In accordance with the Company’s Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud and Auditing Matters, following a preliminary inquiry by the Company’s General Counsel, the matter was reported to the Audit Committee of the Board of Directors. The Audit Committee engaged independent counsel to conduct an investigation and to direct forensic accounting consultants to assist in the investigation. The results of that investigation were reported to the Audit Committee and the Board of Directors, and included findings which, upon the recommendation of management, the Board determined would require a material adjustment to, and restatement of, the previously reported financial statements for the year ended December 31, 2004 and for the quarter ended March 31, 2005.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely record and accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included understatement of costs capitalized to inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in controls over financial reporting may exist. As a result, the Company’s Chief Executive Officer and Board of Directors have now concluded that, as of September 30, 2005, the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting function over the Company’s processing of certain financial information.

Management identified this material weakness based on the internal investigation conducted at the direction of the Audit Committee, including review of the work product of the forensic accountants retained to assist in the investigation. The Company believes that invoices relating to inventory on hand at year end were not timely processed for payment and were not adequately accrued. The internal investigation revealed that the Company set aside certain invoices pending completion of the year end audit without determining whether the invoices were properly accrued and that some of the Company’s accounting personnel were aware of this treatment of invoices, but failed to bring the matter to the attention of appropriate senior management, the Audit Committee, or the independent auditors. The Company has determined that this material weakness contributed to the failure to timely record and to properly accrue for certain invoices (relating primarily to inventory and catalog costs) as of December 31, 2004. These conditions also contributed to the other errors that were noted and corrected during the in-depth review procedures performed by the Company, the forensic accountants and the Company’s registered independent public accountants.

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

Evaluation of Disclosure Controls and Procedures

Certain changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting are described below.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take the following steps to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures:

•	The first identified material weakness had already begun being remediated by the Company with its implementation of procedures in May 2005 to ensure that its accounts payable invoices are processed promptly in accordance with standard procedures when received, and that accruals are maintained and reviewed by appropriate senior accounting and financial reporting management on a monthly basis. In addition, the Company’s Chief Financial Officer resigned effective as of September 13, 2005 and the Company and is in the process of identifying a new Chief Financial Officer. The Company’s former Controller had been terminated in June 2005. The Company has significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, implemented enhanced segregation of duties, documented and implemented specific desk-level procedures in the accounting and financial reporting departments. The Company believes that the first identified material weakness has been substantially remediated, and additional controls and safeguards are being evaluated; and

•	To remediate the second identified material weakness, the Company has implemented and documented rigorous and detailed procedures for the closing of each fiscal period that include specific protocols for the timely review by appropriate senior accounting and financial reporting management of all adjusting journal entries. In addition, the Company significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, and implemented enhanced segregation of duties. In addition, as noted, the Company is in the process of identifying a new Chief Financial Officer and has replaced the former Controller. The Company believes that this material weakness has been substantially remediated and additional controls and safeguards are being evaluated.

In addition to the remediation steps describe above, the Company has:

•	Implemented new software enhancements to improve and/or integrate major systems and enhance the control environment in the areas of financial planning and analysis, internal reporting, and integration of the sales order entry and inventory subsystems with the general ledger system;

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

Management believes the measures that have been and will be implemented to remediate the material weaknesses have had a significant and positive impact on the Company’s internal control over financial reporting since December 31, 2004 and anticipates that these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting in future periods.

Although the Company has implemented and continues to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. In addition, the Company cannot ensure that it will not in the future identify further material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date. The Company has taken and is taking steps to improve its internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act as required by the end of 2007. The efforts it has taken and continues to take are subject to continued management review supported by confirmation and testing by management, as well as Audit Committee oversight. As a result, additional changes are expected to be made to the Company’s internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by management, there have been no material changes in the Company’s disclosure controls and procedures, or the Company’s internal control over financial reporting, that could have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting.

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

The staff in the Division of Enforcement in the San Francisco District Office of the Securities and Exchange Commission (the “Commission”) informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company intends to continue to cooperate with the staff and Commission in connection with the formal investigation.

Aside from the above-referenced administrative proceeding, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

*10.1	Separation Agreement, dated September 13, 2005, between the Registrant and Diane Kayser.

*31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 2006

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott Chief Executive Officer (Duly Authorized Officer and Acting Principal Financial Officer)