Form 10-K
period 2005-12-31
EXCELLIGENCE LEARNING CORP
filed 2006-04-14
CIK 1130950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average high and low prices of the common stock on The Nasdaq Capital Market of $7.58 on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,492,332. As of April 10, 2006, there were 9,040,432 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s 2005 fiscal year are incorporated by reference in Part III hereof.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by Excelligence Learning Corporation (the “Company”) with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	integration of acquired businesses;

•	the outcome of pending legal or administrative proceedings; and

•	protection of the Company’s intellectual property.

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

When used in this Annual Report on Form 10-K and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products, catalog or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in “Item 1A. Risk Factors.”

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

PART I.

Item 1. Business.

General

Excelligence Learning Corporation, a Delaware corporation (“Excelligence” or the “Company”), was formed on November 6, 2000 for the purpose of effecting the combination (the “Combination”) of Earlychildhood LLC, a California limited liability company (“Earlychildhood”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”), which was completed on April 30, 2001. As more fully described herein, the Company’s Early Childhood segment is conducted primarily through its direct wholly-owned subsidiaries Earlychildhood and Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers’ Direct (“ECMD”), and its Elementary School segment is conducted through Educational Products, Inc. (“EPI”), a Texas corporation and a wholly-owned subsidiary of Earlychildhood.

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

During fiscal year 2005, the Company operated in two business segments, Early Childhood and Elementary School, each of which is described below. Financial information, including revenues from external customers, a measure of profit or loss and total assets, for each segment of the Company for each of the last three fiscal years is contained in the Company’s financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1, which are incorporated herein by reference.

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

Under the brand name Discount School Supply, the Company manufactures, imports and sells Company-developed and third-party products focused on the early childhood market. The Company sells a wide variety of early childhood products in the following categories: active play, arts and crafts, carpets, dramatic play, furniture, infant and toddler, language, manipulatives, math, music, puzzles, sand and water, science and teacher resources.

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

The Discount School Supply catalog has been the Company’s primary vehicle for customer acquisition and sales in its Early Childhood segment. The Discount School Supply catalog is distributed twice annually to a growing customer base of education professionals, schools and consumers. Refresher versions of the catalogs are typically distributed 45 to 75 days after the initial distributions. In addition, the Company frequently sends targeted mailings to specific customer groups. The distribution of multiple catalogs enables the Company to adjust pricing and product strategies faster than competitors that distribute catalogs less frequently, and allows the Company to develop more consistent customer contact than its competitors. Discount School Supply catalogs contain projects and curriculum ideas for using the Company’s products that are designed to assist customers in educating children and improving their learning process. This educational content enables the Company to position the Discount School Supply catalog not only as a sales tool, but also as a learning resource for education professionals, teachers and consumers. It also supports an extended useful life for the catalog that competing catalogs that only sell products may not be able to attain. In the fiscal year ended December 31, 2005, the Company distributed over 2.7 million Discount School Supply catalogs. In addition, the Company mailed a specialty catalog, focused on its arts and crafts product category.

The Company has warehouses located across the United States in order to optimize shipping and delivery efficiencies and to permit delivery of an order from the Discount School Supply catalog within two business days to over 90% of its customers. See “Item 2. Properties.” During fiscal year 2005, the Company achieved a greater than 98% success rate in shipping orders that were placed by 2:00 p.m., customer’s local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a consistent competitive differentiator.

ECMD is the Company’s primary vehicle for the sale of early childhood furniture and equipment. When the Company acquired ECMD in February 2003, it was an internet-only business. However, because of the Company’s focus on catalog sales, in addition to rebuilding ECMD’s website, it created an ECMD catalog for distribution to a customer base of early childhood professionals. The Company believes that the ECMD catalog, which groups like items from different vendors to facilitate comparison, offers the largest selection of furniture and equipment in one catalog in the early childhood market. In fiscal year 2005, the Company distributed an aggregate of approximately 900,000 ECMD catalogs in mailings throughout the year.

Earlychildhood NEWS is the Company’s award-winning print and web-based magazine focused on the growth and development of children from infancy through age eight. Earlychildhood NEWS offers information, curriculum and educational programs primarily to teachers and was published in print form six times in 2005. The most recently published version was mailed to approximately 50,000 readers. Earlychildhood NEWS is also published continuously online at www.earlychildhoodnews.com and is available to early childhood professionals free of charge. Readers of Earlychildhood NEWS online may participate in sharing boards, browse a reading room of selected articles and ask questions which are answered by early childhood experts, pediatricians and child psychologists. The objective of Earlychildhood NEWS is to bring teachers together to share information, ideas and products.

Earlychildhood NEWS sponsors Newslink, a weekly opt-in e-mail program that brings its subscribers a collection of topical articles gathered from an array of news media. In addition, Newslink includes seasonal crafts and product information linked to the Earlychildhood NEWS website. In 2005, Earlychildhood NEWS also continued its sponsorship of a Professional Development Program through the University of Wisconsin-Stout, home of the nation’s second largest early childhood education program. Through the Professional Development Program, early childhood educators are able to improve their professionalism and to keep their credentials current. Since the Professional Development Program started in 1995, over 14,000 teachers have participated in the program. The Professional Development Program reinforces the Company’s position as a resource for educational information and products. In addition, Earlychildhood NEWS sponsors Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure.

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

Through its Elementary School segment, the Company offers products and programs to support several different fundraising alternatives, including sales programs of traditional items such as gift-wrap or candy, as well as its Company-developed product, the SchoolWrapPac®. SchoolWrapPacs® are school supply sets individually packaged to the specifications of teachers in each grade and are designed to meet the needs of their classrooms. The Company primarily sells SchoolWrapPacs® to parent teacher organizations, or PTOs, which then resell the product to parents as a fundraising activity or as a service to the school. This program can provide parents and teachers with a convenient and cost-effective way to purchase school supplies, while simultaneously supporting the school’s fundraising efforts. During the 2005 back-to-school season, the Company sold approximately 920,000 SchoolWrapPacs®, which generated approximately 88% of the Elementary School segment’s revenues for the fiscal year ended December 31, 2005.

Industry Overview

The Company’s business is concentrated in the educational products industry. The educational products industry consists of the sale of educational school supplies (excluding textbooks), furniture and equipment to school districts, individual schools, childcare programs and teachers who purchase products for school and classroom use.

The size of the preschool and elementary school-age population and levels of student enrollment fundamentally drive the demand for educational products. Figures released by the U.S. Department in fall 2005 show that total elementary and secondary school enrollment, public and private, was 55 million in fall 2002, having increased 19% from fall 1989 and the highest such figure recorded. Between 2002 and 2014, the U.S. Department of Education estimates a further aggregate increase of 4%. The U.S. Department of Education also estimates that enrollment in kindergarten through eighth grade will be 37.3 million by 2007.

The U.S. Department of Education further projects that the preprimary school-age population (consisting of children ages three to five) will be approximately 11.6 million by 2007. According to the U.S. Department of Education’s National Center for Education Statistics (NCES), which is the primary federal entity for collecting and analyzing data related to education in the United States, preprimary education is growing substantially. NCES statistics have been cited as showing that approximately 38.4 million children were to be enrolled in pre-kindergarten through eighth grade in 2005, with 33.5 million in public schools and 4.9 million in private schools. NCES estimates that an additional 2.2 million elementary students are expected in public schools by 2014, reflecting a 6% increase over fall 2005. The population of preprimary children enrolled in school programs is also projected to grow. NCES statistics indicate that, in 2003, 42% of three-year-old children were enrolled in a preprimary school program, compared to 34% in 1994. Similarly, the proportion of four-year-olds in preprimary programs during the same period increased from 60% to 68%. According to the National School Supply and Equipment Association, a not-for-profit international trade organization serving the school market, less than half of U.S. children under age five are currently served by early childhood centers and school-based pre-kindergarten programs; as the numbers of children in such centers and programs increases, demand for the Company’s products should correspondingly increase.

One of the significant drivers of enrollment of children in early childhood care and education programs is the increasing number of parents in the workforce. In September 2002, the National Child Care Association, a professional trade association focused exclusively on the needs of licensed, private childhood care and education programs, released the results of a study showing that 85% of fathers and over 50% of mothers with preschool-aged children (five years or younger) were in the labor force. The Bureau of Labor Statistics (BLS) projects that women will represent 48% of the total workforce by 2007, compared to 46.5% in 2000. Further, the BLS projects that parents will comprise 85% of the total labor force by 2010. The Women’s Bureau of the U.S. Department of Labor projects that women will comprise 47% of the total labor force in 2012, accounting for 55% of the increase in the total labor force growth from 2002 to 2012. The Company believes that this trend also indicates that the educational products industry will continue to experience significant demand in coming years.

The demand for educational products is also driven by expenditures on childcare services. In addition to private funding, both federal and state funding support childcare and early childhood education initiatives. President George W. Bush’s “No Child Left Behind Act” continues to emphasize spending on K-12 education, although the final fiscal year 2006 federal spending plan fell short of the 2005 level. Slight increases to K-12 education’s two largest programs—Title 1 and Special Education—were lost in the passing of a separate defense bill. Overall, the U.S. Department of Education’s discretionary spending level is expected to see a reduction of $624 million from fiscal 2005; however, overall discretionary spending should ultimately increase, with the addition of $1.6 billion in Hurricane Katrina relief aid included in the defense spending bill. Although the budget for Title 1 grants, which provide assistance to improve the teaching and learning of children in high-poverty schools, is budgeted to decrease $28 million from 2005, the 2006 budget nevertheless includes $12.7 billion for these grants.

Despite this static spending at the federal level, state governments are becoming increasingly involved in early childhood programs. According to Pre-K Now, a public educational and advocacy organization that advances high-quality, voluntary pre-kindergarten of all three- and four-year-olds and is supported by The Pew Charitable Trusts, pre-kindergarten received over $600 million new dollars during 2005 from state legislatures. This was the largest single-year increase in pre-kindergarten funding during the last five years, and brings cumulative spending during that period to over $14 billion. Pre-kindergarten allocations increased in 26 states and the District of Columbia, with only New Jersey and Vermont logging slight decreases. Increases ranged from less than 1% to 250%, with ten states showing increases in excess of 30%. According to the second preschool “yearbook” published in November 2004 by the National Institute for Early Education Research (NIEER), a nonpartisan, research-based institute at Rutgers University’s Graduate School of Education that supports early childhood education initiatives, enrollment in state-financed preschool programs continues to rise nationwide, although access to such services varies greatly from state to state. According to a study published by the Wilson Marketing Group, a California-based market research and database management company, state funding for pre-kindergarten is continuing on an uphill trend, growing 12.3% in fiscal 2006 on top of 12.5% growth in fiscal 2005. Pre-kindergarten spending will total almost $4.2 billion in fiscal year 2006, again increasing by a higher rate than K-12 education, which is budgeted to grow by 6.0%. For four of the last six years, state pre-kindergarten funding has increased at a dramatically higher rate than state K-12 funding. From 2000 to 2005, state spending for pre-kindergarten increased 71%, compared to a 28% increase in state spending for K-12 education. The Company believes that these increases in state pre-kindergarten spending indicate a trend towards greater access to pre-kindergarten programs for more American children, which could increase demand for the Company’s products.

The Company acknowledges that budgeted spending by state and federal governments or agencies is only planned and may not ultimately become real expenditures. However, the Company believes that continuing and increasing emphasis by state and federal governments on the importance of early childhood care and education and on education in general should result in planned expenditures being made.

Academic research continues to highlight the importance of learning in early age groups (ages one through seven) and the media’s increased focus on the importance of parental involvement during this critical stage of growth and brain development. Researchers from NIEER released a study in December 2005 that persuasively argues for opening preschool programs to all children, instead of targeting services only to children from disadvantaged families.

Increased emphasis by state and federal governments is evident in generally consistent spending on the federal level and higher spending at the state level, as well as future plans to create more programs in more states. More programs will require more classrooms and more educators involved in early childhood education. With thousands of educational products to choose from and few reliable sources of information regarding those products, educators and administrators are faced with the challenge of finding quality educational products and selecting the right products for their programs. Through the Company, education professionals have access to comprehensive and trusted educational content and product information to help them make informed purchase decisions to better children’s learning.

Products and Services

The Company provides educational products and offers a variety of services to teachers, other education professionals and consumers. The Company combines its expertise in children’s education with the sale of Company-developed products and a diverse selection of third-party products to provide education professionals and consumers with information, ideas and products. Through its various distribution channels, the Company has streamlined merchandising and distribution of its products and more efficiently offered its services to ensure that customers can access the Company’s products conveniently and effectively. To promote and sell its products, the Company relies on its wide-scale distribution of its Discount School Supply, ECMD and specialty catalogs, its presence at industry trade shows, its national sales force and its Discount School Supply, ECMD and Earlychildhood websites.

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

Broad Selection of Third-Party Products.    In addition to its Company-developed products, the Company offers a broad assortment of carefully reviewed and selected third-party educational products, including brand names such as Crayola®, Lego®, and Elmer’s®. These products enhance the Company’s product offerings, allowing the Company to reach teachers and other education professionals looking for a diverse range of products to fulfill the educational needs of the children in their classrooms. The Company is continually updating its product line based on customer responses and feedback monitored by its sales force and merchandising and product development specialists.

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

The following classes of similar products accounted for 10% or more of the Company’s total revenues during the fiscal year ended December 31, 2005, 2004 and 2003: arts and crafts products, which accounted for

32.6%, 31.0% and 33.0% of the Company’s total revenues during 2005, 2004 and 2003, respectively; furniture, which accounted for 23.9%, 23.0% and 18.0% of the Company’s total revenues during 2005, 2004 and 2003, respectively; and SchoolWrapPacs®, which accounted for 19.8%, 22.0% and 26.0% of the Company’s total revenues during 2005, 2004 and 2003, respectively. The Company’s arts and crafts products and furniture are sold through the Early Childhood segment, while the SchoolWrapPacs® are sold through the Elementary School segment.

Marketing and Sales

The Company utilizes three primary channels to market and promote its products:

Catalogs.    Catalogs represent the Company’s primary outreach channel and are the most important component of the Company’s customer acquisition and branding efforts. Unlike most of its main competitors who send out only one principal catalog per year, the Company distributes several catalogs per year (with redistributions of selected catalogs in different covers in between new catalogs) under its Discount School Supply and ECMD brand names. Distributing multiple catalogs per year provides the Company with flexibility to calibrate pricing to customer response rate, to contact with variable frequency different customer segments, as well as to add to or delete from the product selection. The Company distributed over 2.7 million Discount School Supply catalogs and approximately 900,000 ECMD catalogs during the fiscal year ended December 31, 2005.

Sales Representatives.    As of December 31, 2005, the Company’s sales force consisted of 59 sales representatives. Of those representatives, 21 members acted as education consultants focused on catalog sales through the Company’s Early Childhood segment, and 38 focused on sales through the Company’s Elementary School segment. The Early Childhood segment’s sales representatives promote Company-developed products, such as the BioColor® and Colorations® lines, and programs, such as Earlychildhood NEWS, to teachers and administrators through in-school demonstrations and workshops that are designed to elicit higher customer response and better retention rates. Within the Elementary School segment, sales representatives educate PTOs and teachers about the benefits and convenience associated with SchoolWrapPacs® and the Company’s other fundraising programs and products.

Online Marketing.    The Company’s Earlychildhood website at www.earlychildhood.com has been designed to be one of the principal vehicles used by the Company to reach customers and provide them with an array of information and services related to the Early Childhood segment’s product lines. The Earlychildhood website offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. Earlychildhood NEWS sponsors Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure, which is also linked to the Earlychildhood website. The Company offers products and product-related information, recommendations and activities online through its Discount School Supply website at www.discountschoolsupply.com; that site is also linked to the Earlychildhood website at www.earlychildhood.com. In addition, the ECMD website at www.ecmdstore.com allows early childhood professionals to search a wide variety of furniture and equipment by individual vendor or by category to compare the offerings of various vendors. The Elementary School segment markets to its customers online with the EPI website at www.educationalproducts.com, which offers information about the Company’s back-to-school program, as well as its fundraising, apparel and science fair programs.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2005, approximately 43% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Item 1A. Risk Factors—Our business is highly seasonal.”

Customers and Suppliers

The Company sells its products in the United States to institutions, such as public and private schools, school districts, early childhood learning centers, childcare programs and PTOs, as well as to education professionals and, to a lesser extent, consumers. The Company is not dependent on any single customer or group of customers. For the fiscal year ended December 31, 2005, the Company’s largest customer accounted for approximately 1.3% of the Company’s consolidated revenues, compared to approximately 1.0% for the fiscal year ended December 31, 2004.

The Company purchases services, products and materials from over 600 suppliers. As such, the Company does not have significant supplier concentration and experiences little or no supplier risks, as most of the product sources are standard and obtainable from multiple vendors. The Company also sources a significant number of its products overseas. Products sourced overseas accounted for approximately 28% of the Company’s sales for the fiscal year ending December 31, 2005, compared to approximately 24% of sales for the fiscal year ending December 31, 2004.

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

Competitive Strengths

The Company has positioned itself as a key player in the educational products industry by focusing on its Company-developed products, competitive pricing, excellent customer service, quick delivery through multiple distribution centers, the distribution of its Discount School Supply catalog multiple times per year, the distribution of its ECMD catalog and other specialty catalogs, and an aggressive marketing strategy. The Company markets its art materials and consumables, for example, by featuring paints, craft materials and paint accessories foremost in its catalogs and on its websites and by utilizing these products in workshops for teachers. While its competitors also feature products in this category and even offer out-sourced, private-labeled paints, the Company develops and manufactures paint formulations in-house. This allows the Company to exclusively offer products such as BioColor® and Liquid WaterColor™, have greater control of product availability and improve its margins. The Company seeks to enhance its product offerings by providing its customers with information regarding activities in which such products can be used, allowing certain customers to participate in workshops and giving certain customers access to other services offered by the Company. For example, the Company’s print and online publication Earlychildhood NEWS, as well as its online sharing boards and product promotions, provide an opportunity for teachers to obtain and share information about product uses and learning experiences critical to advancing the quality of early childhood education. As customers increasingly interact with and become aware of the Company’s many distribution methods, including Discount School Supply’s catalog, website and direct sales force and EPI’s fundraising programs and website, the Company seeks to become synonymous with convenience, quality and value.

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

Workshops for Education Professionals.    The Company aggressively markets its products by offering a menu of workshops to teachers and owners and directors of child care centers. The workshops, which are conducted by members of the Company’s national sales force, allow the Company to make hands-on demonstrations of its products. The workshops also qualify to earn teachers continuing education credits toward maintenance of their professional credentials. These workshops have resulted in increased sales, better customer retention and more competitive margins, in large part because the products demonstrated in the workshops are Company-developed and exclusively distributed by the Company. The programs also provide the Company with a useful channel for customer feedback, as well as personal interaction with the Company’s representatives, that catalogs or websites alone cannot provide.

Contextual Merchandising.    The Company merchandises its products in an effort to maximize the educational benefit to its customers. For example, its sales force is trained to understand which products are suitable for pre-kindergarten children and which products are more educationally appropriate for children in kindergarten or above. The Company’s catalogs contain information about activities and suggestions about how to use the products offered for sale. In addition, the Company’s convenient and easy-to-use websites reinforce the Company’s contextual merchandising proposition. For example, the Earlychildhood website at www.earlychildhood.com links to the Discount School Supply website at www.discountschoolsupply.com for products and also offers content from Earlychildhood NEWS, including authoritative articles, professional advice and sharing boards. Also, the Company developed and supports Teacher QuickSource®, a web-based solution for educators in Head Start programs that relates activities and products to Head Start’s assessment structure. This free resource enables teachers to quickly link specific Head Start assessment goals to daily activities and the products required to do them. In reverse, teachers can connect an activity to the specific Head Start goal and appropriate developmental skill. Since the activities recommend products offered by the Company with a link to the Discount School Supply site to purchase those products, Teacher QuickSource® exemplifies the Company’s contextual merchandising strategy.

Compelling Educational Content and Educational Expertise.    The Company employs educators and product development professionals to work together to select products of educational value for its customers and to contribute other resources for the Company’s customers, including educational articles, product reviews and professional advice for parents and teachers. The Company works in conjunction with early childhood educators in various settings, including public and private preschools and universities, to test products in classroom use. In addition, the Company’s national sales force is comprised of education consultants who are familiar with the preschool and elementary school environment and the demands placed on early childhood educators’ time. The Company’s free services, including Teacher QuickSource®, subscriptions to Earlychildhood NEWS, the “MyCommunity” content section of the Discount School Supply website, and the Newslink opt-in email program, provide information, curriculum and educational programs that supplement the Company’s product offerings.

Fast Delivery.    In the Early Childhood segment, the Company is able to offer fast delivery because it has four distribution centers located strategically throughout the U.S. These distribution centers allow the Company consistently to deliver in-stock merchandise faster than competitors with fewer distribution centers. During fiscal year 2005, the Company achieved a greater than 98% success rate in shipping orders that were placed by 2:00 p.m., customer’s local time, on the same day. The Company believes that its ability to ship and deliver its products in a timely manner has been a competitive differentiator.

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

The Company conducts business on the Internet and through other channels by utilizing a variety of trademarks and domain names. There are a number of other trademarks and domain names similar to those of the Company. The owners of these trademarks and domain names could bring an infringement action against the Company at any time, and there is a risk that such owners could overcome any defenses available to the Company. If the owners of such trademarks and domain names were to prevail in such an action, the Company could lose the ability to use its trademarks and domain names and could be subject to substantial damages. Because certain of the Company’s trademarks are descriptive marks, there is also a risk that third parties might use trademarks that are similar to those of the Company. If third parties began using trademarks similar to the Company’s trademarks, it could adversely affect the Company’s business by materially decreasing the value of its trademarks and harming its brands and reputation. If the Company is required to change any of its trademarks or domain names, it could lose customers and brand equity, which would have a material adverse effect on the Company’s business and financial condition. Although the Company may attempt to acquire or license the right to use potentially relevant third-party trademarks and domain names, it may not be successful.

The following is a list of the Company’s registered trademarks and service marks: BioColor®, BioPutty®, Child Care Central®, Colorations® , Colors Like Me® , Completing the Circle Between Teachers and Parents®, Dandi-Li-On®, Earlychildhood NEWS®, Econoboard®, EPI®, Excelligence®, First Art®, Flexitemp®, The Imagination Playground®, Lifelong Learning Starts Here®, Moo-Nay®, Proboard®, Rainbow®, SchoolWrapPac®, Smart Kids’®, SmarterKids®, SmarterKids.com®, TeacherQuickSource®, the design logo of a child reaching for a star and the design logo of ECMD. The Company has the following registered patents: Expanding Medium, System and Method for Decorating Surfaces; Foam Paint Set; Portable Cot Apparatus; and BioColor (German patent registration). In addition, the Company has pending patent applications relating to a divided paint cup and a bin with attachable label holder.

Technology

The Company has implemented a broad array of scalable systems for catalog and website management, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, warehouse management, office administrative services and accounting. These systems use a combination of proprietary and commercially available technologies.

The Company develops or selects systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. The Company’s transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that the Company could expect to encounter. The Company utilizes load balancing systems and redundant equipment to provide for fault tolerance. In 2005, the Company completed the installation of a new forecasting system, increasing its visibility of its customers’ buying trends. Based on the positive feedback the Company received from the interactive version of the catalog on the Discount School Supply website, an interactive catalog for ECMD was released on the ECMD website in the second quarter of 2005. A new “MyCommunity” section was added to the Discount School Supply website in the third quarter of 2005, offering a place for users to share ideas and activities for children and review products; “MyCommunity” provides a unique experience for the Company’s customers, resulting in an increase of repeat visitors to the website. In 2005, the Company also began the process of a technical redesign of the Discount School Supply website. The improvements will increase the speed of the website and allow the Company to respond more quickly with enhancements. This project is scheduled to be completed in early 2006.

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

Backlog

The Company has no firm backlog. The Company’s customers typically purchase products on an as-needed basis. The Company believes that, as of December 31, 2005, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories.

Employees

As of December 31, 2005, the Company and its subsidiaries had 398 full-time employees, including 256 in its Early Childhood segment and 142 in its Elementary School segment. From time to time, the Company also engages independent contractors to support its operations. The Company has not experienced any work stoppage and considers its relations with its employees to be good. None of the Company’s employees belongs to a collective bargaining unit.

Item 1A. Risk Factors.

Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results. For example, the Company is subject to a wide array of risks that face all similarly situated companies, including its dependence on information systems, the continued service of its key employees, the impact of environmental laws, and the potential for product liability claims. Actual results could differ materially from those anticipated as a result of these and various other factors, including the following risk factors, which the Company believes are the most significant and specific risks associated with its businesses, and those set forth in the Company’s other periodic and current reports filed with the Commission from time to time. See “Forward—Looking Statements.”

The recent restatement of our previously issued financial statements has had a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings, and the delisting of our common stock from The Nasdaq Capital Market.

We determined that our financial statements for the fiscal year ended December 31, 2004 and for the quarter ended March 31, 2005 should be restated, as described in more detail in our Amended Annual Report on Form 10-K/A for such year and our Amended Quarterly Report on Form 10-Q/A for such quarter. As a result of these restatements, we have become subject to a number of additional risks and uncertainties, including:

•	We incurred substantial unanticipated costs for accounting, legal and consultancy fees in 2005 in connection with the restatements. Although the restatements are complete, we expect to continue to incur additional costs as noted below;

•	The Securities and Exchange Commission has instituted a formal investigation of the Company’s financial statements. This investigation has diverted our management’s time and attention and caused us to incur substantial costs. These investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention; and

•	The need to complete an internal investigation and restate our previously issued financial statements caused us to be late in filing our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, which caused us to be delisted from The Nasdaq Capital Market in February 2006. See “Our common stock was delisted from The Nasdaq Capital Market, which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors” for additional discussion regarding the Nasdaq delisting.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As disclosed in “Item 9A. Controls and Procedures” of this report and as previously disclosed in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004, our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 and our Quarterly Reports on Form 10-Q for the second and third quarters of 2005, management’s assessment of the Company’s internal control over financial reporting identified material weaknesses related to inadequate staffing and training in the accounting function over the Company’s processing of certain financial information and improper segregation of duties over the processing and review of journal entries. We have implemented and continue to implement remediation efforts related to these material weaknesses; however, if these material weaknesses are not fully remedied or otherwise mitigated, they could result in material misstatements of the Company’s financial statements in the future. Additional restatements would materially impact our ability to timely file financial statements in the future and perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Any future weaknesses or deficiencies could also hurt confidence in our business and financial statements and our ability to do business with these groups.

Our common stock was delisted from The Nasdaq Capital Market, which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors.

Our common stock was delisted from The Nasdaq Capital Market on February 3, 2006. Unless and until the Company’s common stock is relisted on Nasdaq, our common stock is expected to be quoted on the Pink Sheets or, if any of our current market makers file a Form 211, on the over-the-counter bulletin board. The current quotation of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the current quotation of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that are quoted on the Pink Sheets are no longer eligible for margin loans, and a company quoted on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from The Nasdaq Capital Market and current quotation on the Pink Sheets may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

While we plan to apply to have our common stock relisted on The Nasdaq Stock Market, our common stock may not ultimately be relisted. Even if we are successful in getting our common stock relisted on Nasdaq, the relisting may cause confusion among investors who have become accustomed to our being quoted on the Pink Sheets as they seek to determine our stock price or trade in our stock.

We are dependent upon the size of the preschool and elementary school-age populations, levels of enrollment and expenditures per child in child care programs and elementary schools.

Our ability to grow our business depends in part on the size of the population in early childhood programs, preschools and elementary schools, the levels of enrollment of such population in child care centers and elementary schools and the level of expenditures per child in child care programs and elementary schools. The level of enrollment in early childhood programs and preschools depends in part on parents’ attitudes toward early childhood education, while the level of student enrollment in elementary schools is largely a function of demographics. Expenditures per child are a function of prevailing political and social attitudes toward education, as well as government budgets. Any significant and sustained decline in the size of the preschool and elementary school-age populations, levels of enrollment and/or expenditures per student could have an adverse effect on our business, financial condition and results of operations. See “Item 1. Business—Industry Overview.”

Our business is highly seasonal and our annual results are highly dependent on the success of our third quarter results.

We are affected by seasonal shopping patterns. A significant portion of our sales occurs in the third quarter, coinciding with the start of the U.S. school year. In the fiscal year ended December 31, 2005, we earned approximately 43% of our annual net revenues in the third quarter and operated at a net loss in the first and fourth quarters. As a result, the results of operations for our entire fiscal year depend largely on third quarter results. Factors that could cause our sales and profitability to suffer due to this seasonality include:

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

Our business is capital intensive and requires significant levels of inventory leading up to our peak business period, which we fund using our secured credit facility with Bank of America, N.A. (the “Bank of America Facility”). Effective October 1, 2005, the Company entered into an amendment extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year, through its maturity date of October 1, 2007.

As of December 31, 2005 and March 24, 2006, the Company had no outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of December 31, 2005 and March 24, 2006 was $10.0 million. We cannot ensure that amounts available under the Bank of America Facility will be sufficient to fund our liquidity needs. Our ability to fund our operations, make scheduled debt payments and planned capital expenditures and to remain in compliance with financial covenants under the Bank of America Facility will depend on our future operating performance and cash flow, which in turn is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of our assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2005, the Company was not in compliance with one of the financial covenants as set forth in the Bank of America Facility.

As of December 31, 2005, the Company was in breach of the covenant set forth in Section 10.2 of the loan agreement for the Bank of America Facility. Section 10.2 of the loan agreement sets certain time limits for the delivery of quarterly financial statements and compliance certificates, which the Company was unable to deliver due to the restatement of the Company’s previously issued financial statements for the fiscal year ended December 31, 2004 and for the quarter ended March 31, 2005, and the resulting delays in finalizing the financial statements for the quarters ended June 30 and September 30, 2005. The Bank waived the Company’s breach of this covenant through February 24, 2006, and the Company was able to regain compliance within the granted extension.

If a shipment of products that we import is interrupted or delayed, our inventory levels and sales could decline.

We import some of our product offerings from foreign manufacturers. In 2005, products sourced overseas accounted for approximately 28% of the Company’s sales. These foreign manufacturers are located primarily in China, Taiwan, and Hong Kong, and, to a lesser extent, in a few European countries. We are subject to the following risks inherent in relying on foreign manufacturers:

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

Our efforts to protect our proprietary rights may be inadequate. We regard our intellectual property as important to our marketing strategy. To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants and suppliers. However, a third party could, without authorization, copy or otherwise misappropriate information from us. Furthermore, certain of our trademarks are descriptive marks that have not been and likely will not be registered with the United States Patent and Trademark Office, and third parties may use trademarks similar to ours, potentially diminishing our brand name and reputation. Employees, consultants and others who participate in development activities could breach their confidentiality agreements, and we may not have adequate remedies for any such breach. If we fail or are unable to protect our proprietary rights, it could materially decrease our value and our brand and reputation could be impaired. See “Item 1. Business—Intellectual Property.”

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

As of March 24, 2006, our Chief Executive Officer and two of our other stockholders owned, as of record and in the aggregate, approximately 45% of our common stock on a fully-diluted basis. As a result, these stockholders, if they were to act together, would be able significantly to influence all matters requiring approval of a majority of our stockholders, including any merger, sale of assets and other significant corporate transactions. This control could:

•	delay or prevent a change of control of the Company;

•	deprive our other stockholders of an opportunity to receive a premium for their common stock as a part of a sale of the Company or its assets; and

•	negatively affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate headquarters are located at 2 Lower Ragsdale Drive in Monterey, California. The headquarters also house the administrative functions of the Company’s Early Childhood segment. The property is leased under two separate leases, one for approximately 17,000 square feet and one for approximately 9,000 square feet. Both leases are month-to-month, requiring six months’ notice of termination. The Company does not own any real property and leases the following other materially important facilities:

Locations	Approximate Square Footage	Segment	Lease Expiration
Salinas, California	122,000	Early Childhood	June 2007
Salinas, California	27,000	Early Childhood	May 2010
Jacksonville, Florida	74,000	Early Childhood	February 2009
Harrisburg, Pennsylvania	120,000	Early Childhood	January 2011
Dallas, Texas	115,000	Elementary School	December 2007
Dallas, Texas	50,000	Early Childhood	December 2007
Dallas, Texas	113,000	Elementary School	August 2006
Houston, Texas	54,000	Elementary School	December 2010

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Throughout 2004 and 2005, the Company’s common stack was traded on The Nasdaq Capital Market. From January 1, 2004 to August 17, 2005, the Company’s ticker symbol was “LRNS”; from August 18, 2005 to December 31, 2005, the Company’s ticker symbol was “LRNSE.” Since February 3, 2006, the Company’s common stock has been traded on the pink sheets under the symbol “LRNS.pk.” The following table sets forth the high and low price per share of the Company’s common stock during fiscal year 2005 and 2004:

Year Ended December 31, 2005	High	Low
Fourth Quarter	$7.23	$6.25
Third Quarter	8.00	5.46
Second Quarter	8.30	5.35
First Quarter	5.94	4.15

Year Ended December 31, 2004	High	Low
Fourth Quarter	$4.59	$3.74
Third Quarter	6.00	3.65
Second Quarter	6.29	4.50
First Quarter	6.90	5.25

On April 10, 2006, there were 9,040,432 outstanding shares of the Company’s common stock held by 127 holders of record.

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

The Company has not sold any securities that were not registered under the Securities Act within the past three years. Neither the Company nor any affiliated purchaser purchased any of the Company’s common stock during fiscal year 2005.

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

	Years Ended December 31,
	2005	2004	2003	2002		2001(1)
Statement of Operations Data:
Revenues	$132,744	$120,988	$109,921	$100,760		$92,849
Gross profit	$46,017	$40,580	$39,494	$36,282		$33,102
Selling, general and administrative expenses	$39,859	$38,257	$34,578	$32,603		$39,208
Impairment charges	$—	$—	$—	$—		$29,580
Amortization of goodwill and other intangible assets	$173	$173	$279	$288		$5,485
Income (loss) from operations	$5,985	$2,150	$4,637	$3,391		$(41,171)
Net income (loss)	$3,586	$1,282	$7,811	$2,452		$(35,610	)(2)
Net income per share:						—
Basic	$0.40	$0.15	$0.91	0.29
Diluted	$0.38	$0.14	$0.85	0.29	(1)
Shares used in per share calculation:						—
Basic	8,976,358	8,763,326	8,536,314	8,371,726
Diluted	9,423,651	9,277,719	9,171,814	8,371,726
Pro forma net loss per share—basic and diluted	—	—	—	—		(4.79	)(2)
Shares used in pro forma per share calculation—basic and diluted	—	—	—	—		7,433,503	(2)

	As of December 31,
	2005	2004	2003	2002		2001
Balance Sheet Data:
Cash and cash equivalents	$9,862	$2,657	$3,620	$2,713		$1,623
Total assets	$57,377	$49,951	$45,924	$39,054		$44,290
Working capital	$30,790	$24,173	$21,991	$17,476		$12,484
Long-term debt, net of current portion	$—	$—	$—	$—		$14
Equity	$46,405	$42,026	$39,131	$30,610		$27,574

(1)	On April 30, 2001, the combination of Earlychildhood LLC and SmarterKids.com, Inc. was completed. The financial information reflects the combined results of operations of Excelligence’s predecessor, Earlychildhood, and SmarterKids.com subsequent to May 1, 2001.
(2)	Net loss for the year ended December 31, 2001 reflects the pro forma income tax effect of Excelligence and its predecessor companies’ income being subject to federal and state income taxes as a C corporation. The pro forma net loss basic and diluted per share information and shares used in pro forma per share calculation included in the statement of operations data for the year ended December 31, 2001 reflect the impact of the exchange of all of the membership interests in Earlychildhood for shares of Excelligence common stock in the combination as of January 1, 2001 or date of issuance, if later.

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

All of the foregoing is supported by a national sales force, which, as of December 31, 2005, numbered 59 people.

In fiscal year 2005, the Company operated in two business segments: Early Childhood and Elementary School. The Early Childhood segment includes the brand names Discount School Supply, ECMD and Earlychildhood NEWS . The Early Childhood segment develops, manufactures and sells educational products through multiple distribution channels to early childhood professionals and, to a lesser extent, consumers. The Early Childhood segment also provides information to teachers and other education professionals regarding the development of children from infancy through age eight. The Elementary School segment sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations for fundraising activities.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales upon the delivery of products to an unrelated third party customer when (a) the customer takes title of the goods; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay the Company and the obligation is not contingent on resale of the product; (d) the customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product; and (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer. Provisions for estimated returns and allowances are recorded as a reduction to sales and cost of sales based on historical experience. The Company determines that collectibility of accounts receivable is reasonably assured through standardized credit reviews to determine each customer’s credit worthiness. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

While the majority of the Company’s inventory is purchased from domestic vendors, a significant percentage is sourced from overseas. Inventory purchased from foreign vendors constituted 25.8%, 25.7% and 24.5% of the Company’s total inventory purchased for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The Company takes title to inventory purchased from overseas at point of shipment; the Company takes title to inventory purchased domestically upon receipt for certain vendors, and at point of shipment for certain other vendors.

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2005. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred. In addition, the Company recorded no impairment charges in 2004 or 2003.

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

Results of Operations

Revenues

Revenues were $132.7 million, $121.0 million and $109.9 million for 2005, 2004 and 2003, respectively. The increase in revenues in 2005 over 2004 of 9.8%, or $11.8 million, was primarily due to growth of 13.2%, or $12.0 million, in the Early Childhood segment. The increase in revenues from 2003 to 2004 of 10.1%, or $11.1 million, was primarily due to growth of 15.8%, or $12.4 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, which generated $1.7 million in increased revenues, new customer solicitation and improved sales and marketing strategies. Average sales price per unit for the Early Childhood segment increased 5.7% from 2004, with total units sold in the segment up 8.0% from 2004. The Elementary School segment’s revenues decreased by 0.8%, or $228,000, from 2004 to 2005, primarily due to a decrease in total units sold, which was largely offset by increased unit selling prices. The Elementary School segment’s revenues decreased from 2004 to 2005 by 4.3%, or $1.4 million, primarily due to order fulfillment challenges related to the consolidation of warehouses at the beginning of the year.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by increasing circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1A. Risk Factors.”

Gross Profit

Gross profit was $46.0 million, $40.6 million and $39.5 million for 2005, 2004 and 2003, respectively. The increase in gross profit in 2005 of $5.4 million was primarily due to an increase in gross profit of 16.6%, or $5.3 million, in the Early Childhood segment. The increase in gross profit in 2004 of $1.1 million was primarily due to an increase in gross profit of 8.4%, or $2.5 million, in the Early Childhood segment. These increases in gross profit within the Early Childhood segment was achieved through more effective sales and marketing strategies.

Gross profit as a percentage of sales was 34.7%, 33.5% and 35.9% for 2005, 2004 and 2003, respectively. Gross profit as a percentage of sales increased from 2004 to 2005 due to improved product sourcing from China, increased sales of proprietary products with higher margins and improved freight management. Gross profit as a percentage of sales decreased from 2003 to 2004 largely due to changes in product sales mix and initiatives to aggressively compete to gain market share in the Early Childhood segment and increased direct labor and freight charges in the Elementary School segment.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the years ended December 31, 2005, 2004 and 2003 was $8.0 million, $7.6 million and $6.5 million, respectively, or 6.0%, 6.3% and 5.9% as a percentage of sales, respectively. The improvement in 2005 over 2004 was primarily the result of the Company negotiating improved rate structures with its third party shipping companies. The amount of shipping costs related to shipments made directly from vendors to customers for the years ended December 31, 2005, 2004 and 2003 was $4.6 million, $4.5 million and $3.2 million, respectively, or 3.5%, 3.7% and 2.8% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages and commissions, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, equity-based wages and depreciation of property and equipment. Selling, general and administrative expenses were $39.9 million, $38.3 million and $34.6 million for 2005, 2004, and 2003, respectively. Selling, general and administrative expenses as a percentage of sales were 30.0%, 31.6% and 31.5% for 2005, 2004 and 2003, respectively.

The $1.6 million increase in selling, general and administrative expenses in 2005 over 2004 was wholly attributable to the third and fourth quarters of 2005, during which the Company incurred significant expenses related to an internal investigation and the subsequent restatement of its previously issued financial statements for fiscal year 2004 and the first quarter of 2005. These expenses, consisting of billings from third parties, totaled $2.0 million during these quarters, and included legal and investigative expenses of $1.2 million, audit and review accounting expenses of $578,000, and consultancy expenses of $188,000. The Company has continued to incur these expenses in 2006.

The $3.7 million increase in selling, general and administrative expenses in 2004 over 2003 was attributable to an increase of $3.8 million in the Early Childhood segment, offset by savings of approximately $196,000 in the Elementary School segment. The greatest component of the increase in the Early Childhood segment was legal fees of $874,000 for the Company pursuing a complaint against a competitor for, among other things, trade secret misappropriation, unfair competition and copyright infringement, in addition to costs associated with increasing catalog circulation. The segment also had increases in wages of $506,000 related to increased headcount to strengthen its merchandising and marketing efforts.

The Company does not anticipate significant personnel reductions in 2006. However, the Company will continue to focus on achieving selling, general and administrative operating efficiencies.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $174,000, $173,000 and $279,000 for 2005, 2004, and 2003, respectively. The decrease in amortization for 2004 over 2003 was due to intangible assets acquired in its 1998 acquisition of Colorations, Inc., an Ohio corporation and inactive indirect wholly-owned subsidiary of the Company, becoming fully amortized in 2003.

Interest Expense

Interest expense was $146,000, $89,000, and $261,000 for 2005, 2004 and 2003, respectively, on the Company’s credit facility. The increase in 2005 over 2004 was due to higher interest rates, which more than offset the Company’s lower average borrowings. The decrease in interest expense from 2003 to 2004 was primarily attributable to the Company carrying a lower average outstanding balance on its credit facility with Bank of America, N.A. compared to its previous credit facility with GMAC Business Credit, LLC, which was achieved by the Company’s improved cash management.

Income Taxes

Income tax expense was $2.4 million in 2005 and $793,000 in 2004, whereas income tax benefit was $3.6 million in 2003. In 2005 and 2004, the Company’s effective tax rate was in line with the statutory tax rate, while in 2003, the income tax benefit was lower than the statutory rate due to a reduction of the deferred tax valuation allowance of $2.8 million. The valuation allowance was related to the deferred income tax assets acquired in the combination of Earlychildhood LLC and SmarterKids.com, Inc. (the “Combination”). During fiscal year 2003, the Company determined that it would be able to realize a larger portion of its deferred tax assets related to net operating losses in excess of the recorded amount and, accordingly, eliminated a portion of its deferred tax asset valuation allowance. During fiscal year 2003, the Company also recognized a current tax benefit of $2.4 million related to net operating losses generated by the Combination. The benefit came from additional net operating losses made available to the Company as a result of a 2003 Internal Revenue Service Notice pertaining to Section 382 limitations.

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

In December 2004, FASB issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first interim or annual reporting period that begins after September 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company expects the adoption of SFAS 123R will have an adverse impact on the Company’s consolidated statements of operations and net income per share.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes in Interim Financial Statements, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.

Liquidity and Capital Resources

Effective October 1, 2005, the Company entered into an amendment to its secured credit facility with Bank of America, N.A. (the “Bank of America Facility”), extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year, through its maturity date of October 1, 2007. As of December 31, 2005 and March 31, 2006, the Company had no outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of December 31, 2005 and March 31, 2006 was $10.0 million. The Company’s primary cash needs are for operations and capital expenditures. Additionally, there may be future cash needs for acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of December 31, 2005, the Company had net working capital of $30.8 million.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2005, the Company was not in compliance with one of the financial covenants as set forth in the Bank of America Facility.

As of December 31, 2005, the Company was in breach of the covenant set forth in Section 10.2 of the loan agreement for the Bank of America Facility. Section 10.2 of the loan agreement sets certain time limits for the delivery of quarterly financial statements and compliance certificates, which the Company was unable to deliver due to the restatement of the Company’s previously issued financial statements for the fiscal year ended December 31, 2004 and for the quarter ended March 31, 2005, and the resulting delays in finalizing the financial statements for the quarters ended June 30 and September 30, 2005. The Bank waived the Company’s breach of this covenant through February 24, 2006, and the Company was able to regain compliance within the granted extension.

During 2005, the Company’s operating activities provided $8.5 million of cash. The cash provided by net income, increased balances in accounts payable and accrued expenses and decreased balances in accounts receivable and prepaid expenses, which were partially offset by increased balances in inventories. The Company used $1.7 million in cash for investing activities during 2005, with which the Company purchased property and equipment. The Company obtained $360,000 in cash from financing activities as a result of exercised stock options and related tax benefit.

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

The following table summarizes the Company’s contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Non-cancelable Operating Lease Obligations	$8,523	$3,165	$4,517	$841

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

As of December 31, 2005, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2005, approximately 43% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the second calendar quarter as inventory levels are increased to meet seasonal demands. See “Item 1A. Risk Factors—Our business is highly seasonal.”

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of December 31, 2005, the Company had no borrowings under the Bank of America Facility and available borrowing capacity of $10.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

Due to the matters discussed below and as previously reported, the Company restated its previously issued financial statements for the fiscal year ended December 31, 2004 and for the fiscal quarter ended March 31, 2005. Accordingly, the Company amended its annual report of Form 10-K for the fiscal year ended December 31, 2004 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, both of which were filed with the Commission on February 1, 2006.

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

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, it came to the attention of management that certain current and former accounting personnel alleged that the Company had improperly failed to record and accrue for certain obligations for the period and fiscal year ended as of that date. In accordance with the Company’s Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud and Auditing Matters, following a preliminary inquiry by the Company’s General Counsel, the matter was reported to the Audit Committee of the Board of Directors. The Audit Committee engaged independent counsel to conduct an investigation and to direct forensic accounting consultants to assist in the investigation. The results of that investigation were reported to the Audit Committee and the Board of Directors, and included findings which, upon the recommendation of management, the Board determined would require a material adjustment to, and restatement of, the previously reported financial statements for the year ended December 31, 2004 and for the quarter ended March 31, 2005. These restatements were filed with the Commission on February 1, 2006.

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely record and to accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of the in-depth review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain additional accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included understatement of costs capitalized to inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in controls over financial reporting may exist. As a result, the Company’s Chief Executive Officer and Board of Directors have concluded that, as of December 31, 2005, the end of the period covered by this annual report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting function over the Company’s processing of certain financial information.

Management identified this material weakness based on the internal investigation conducted at the direction of the Audit Committee, including review of the work product of the forensic accountants retained to assist in the investigation. The Company believes that invoices relating to inventory on hand at year end were not timely processed for payment and were not adequately accrued. The internal investigation revealed that the Company set aside certain invoices pending completion of the year end audit without determining whether the invoices were properly accrued and that some of the Company’s accounting personnel were aware of this treatment of invoices, but failed to bring the matter to the attention of appropriate senior management, the Audit Committee, or the independent auditors. The Company has determined that this material weakness contributed to the failure to timely record and to properly accrue for certain invoices (relating primarily to inventory and catalog costs) as of December 31, 2004. These conditions also contributed to the other errors that were noted and corrected during the in-depth review procedures performed by the Company, the forensic accountants and the Company’s independent registered public accounting firm.

•	Improper segregation of duties over the processing and review of journal entries.

Management identified this material weakness based on an incorrect journal entry directed by the former Chief Financial Officer, which was found during the course of the investigation and reduced the accounts payable expense for inventory on hand at year end. The investigation revealed and management confirmed that the adjusting journal entry was not adequately justified and was out of line with the Company’s ordinary practices. Although the investigation revealed that other accounting employees, including the former Controller, were aware of and disagreed with the adjusting entry, they did not raise the matter with other senior management, the Audit Committee, or the Company’s independent registered public accounting firm.

Evaluation of Disclosure Controls and Procedures

Certain changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2005 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting are described below.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take the following steps to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures:

•	The first identified material weakness had already begun being remediated by the Company with its implementation of procedures in May 2005 to ensure that its accounts payable invoices are processed promptly in accordance with standard procedures when received, and that accruals are maintained and reviewed by appropriate senior accounting and financial reporting management on a monthly basis. In addition, the Company’s Chief Financial Officer resigned effective as of September 13, 2005 and the Company is in the process of identifying a new Chief Financial Officer. The Company’s former Controller had been terminated in June 2005. The Company has significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, implemented enhanced segregation of duties, and documented and implemented specific desk-level procedures in the accounting and financial reporting departments. Additional safeguards and controls are being evaluated. The Company believes the steps it has taken, and intends to take, will substantially remediate this material weakness.

•	To remediate the second identified material weakness, the Company has implemented and documented rigorous and detailed procedures for the closing of each fiscal period that include specific protocols for the timely review by appropriate senior accounting and financial reporting management of all adjusting journal entries. In addition, the Company significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, and implemented enhanced segregation of duties. In addition, as noted, the Company is in the process of identifying a new Chief Financial Officer and has replaced the former Controller. Additional controls and safeguards are being evaluated. The Company believes that the steps it has taken, and intends to take, will substantially remediate this material weakness.

In addition to the remediation steps describe above, the Company has:

•	Implemented new software enhancements to improve and/or integrate major systems and enhance the control environment in the areas of financial planning and analysis, internal reporting, and integration of the sales order entry and inventory subsystems with the general ledger system;

•	Initiated training and education of all relevant personnel involved in interactions with the Company’s independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to the Company’s independent registered public accountants;

•	Communicated with all Company employees reaffirming the Company’s whistleblower protections; and

•	Accelerated the documentation and internal control evaluation processes contemplated by Section 404 of the Sarbanes-Oxley Act.

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

Although the Company has implemented and continues to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. In addition, the Company cannot ensure that it will not in the future identify further material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date. The Company has taken and is taking steps to improve its internal control over financial reporting. The efforts it has taken and continues to take are subject to continued management review supported by confirmation and testing by management, as well as Audit Committee oversight. As a result, additional changes are expected to be made to the Company’s internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by management, there have been no material changes in the Company’s disclosure controls and procedures, or the Company’s internal control over financial reporting, that could have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be set forth under “Directors and Executive Officers” and “Compliance with Section 16(a) Under the Securities Exchange Act of 1934” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2006 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this item will be set forth under “Executive Compensation” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2006 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2006 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be set forth under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2006 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under “Audit Committee Report—Fees” in the Company’s definitive proxy statement to be filed with the Commission in connection with the Company’s 2006 annual meeting of stockholders, and reference is expressly made thereto for the specific information incorporated by reference herein.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements

(1)    The financial statements listed on the accompanying Index to Consolidated Financial Statements, set forth on page F-1 and covered by the Independent Registered Public Accounting Firm’s Report, are incorporated herein by reference and filed as a part of this Annual Report on Form 10-K.

(2)    The financial schedule appearing on page F-21 and covered by the Independent Registered Public Accounting Firm’s Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

(3)    Exhibits.

Exhibit Number	Description

2.1	Contribution Agreement and Plan of Reorganization, dated as of November 14, 2000, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood.com LLC and S-E Educational Merger Corp. (1)

2.2	Amendment No. 1 to the Contribution Agreement and Plan of Reorganization, dated as of March 14, 2001, by and among the Registrant, SmarterKids.com, Inc., Earlychildhood LLC and S-E Educational Merger Corp. (2)

3.1	Restated Certificate of Incorporation of the Registrant. (5)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated May 3, 2002. (10)

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect. (5)

4.1	Business Loan Agreement, dated as of September 26, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (12)

4.2	Amendment Number One to Business Loan Agreement, dated as of October 28, 2003, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (13)

4.3	Amendment Number Two to Business Loan Agreement, dated as of October 1, 2005, between Bank of America, N.A. and the Registrant, Earlychildhood LLC, Educational Products, Inc., SmarterKids.com, Inc., Marketing Logistics, Inc. and Colorations, Inc. (17)

+10.1	Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (11)

+10.2	First Amendment to Amended and Restated 2001 Stock Option and Incentive Plan of the Registrant. (15)

+10.3	2001 Non-Employee Director Stock Option Plan of the Registrant. (6)

+10.4	Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (8)

+10.5	Amendment to Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant. (11)

10.6	Amended and Restated Registration Rights Agreement, dated June 30, 2001, by and among the Registrant and the stockholders listed on Schedule A thereto. (7)

+10.7	Employment Agreement, dated as of June 28, 2002, by and between the Registrant and Ronald Elliott. (10)

Exhibit Number	Description

+10.8	Employment Agreement, effective as of January 1, 2006, by and between the Registrant and Judith McGuinn. (18)

+10.9	Employment Agreement, dated as of June 18, 2004, by and between the Registrant and Diane Kayser. (16)

+10.10	Separation Agreement, dated as of September 13, 2005, by and between the Registrant and Diane Kayser. (19)

10.11	Lease Agreement, dated as of March 23, 1999, by and between QTL Corporation and Spieker Properties, L.P. (3)

10.12	Amendment No. 1 to March 23, 1999 Lease Agreement, dated as of June 11, 1999, by and between Earlychildhood.com, LLC and Spieker Properties, L.P. (9)

10.13	Amendment No. 2 to March 23, 1999 Lease Agreement, dated as of March 14, 2000, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (9)

10.14	Amendment No. 3 to March 23, 1999 Lease Agreement, dated as of August 20, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (9)

10.15	Amendment No. 4 to March 23, 1999 Lease Agreement, dated as of March 18, 2004, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (10)

10.16	Lease Agreement, dated as of November 22, 1999, by and between Earlychildhood.com LLC and Spieker Properties, L.P. (3)

10.17	Amendment No. 1 to November 22, 1999 Lease Agreement, dated as of April 6, 2001, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (9)

10.18	Amendment No. 2 to November 22, 1999 Lease Agreement, dated as of March 18, 2004, by and between the Registrant and Ryan Oaks, LLC (as successor-in-interest to Spieker Properties, L.P.). (16)

10.19	Lease Agreement, dated as of March 30, 2000, by and between Earlychildhood.com LLC and PTF For Operating Engineers, LLC. (3)

10.20	Lease Agreement, dated as of April 22, 1996, by and between QTL Corporation and Rubin Brothers, Inc., as amended (3).

10.21	Addendum to Lease #3, dated as of December 15, 2003, by and between the Registrant and R.B.I. Holding Company, Inc. (14)

10.22	Lease Agreement, dated as of December 3, 1993, by and between Educational Products, Inc. and H B Industrial Properties, as amended. (3) (4)

10.23	Lease Agreement, dated as of April 15, 1999, by and between Educational Products, Inc. and TIAA Realty, Inc., as amended. (9)

10.24	First Amendment to Lease Agreement, dated as of December 13, 2005, by and between Educational Products, Inc. and TIAA Realty, Inc., as amended. (20)

10.25	Commercial Lease, dated as of May 23, 2005, by and between the Registrant and A-1 Moving & Storage and the Registrant. (21)

10.26	Lease Agreement, dated as of August 17, 2000, by and between Earlychildhood.com LLC and Mann Realty Associates, Inc. (3)

14.1	Code of Business Conduct and Ethics of the Registrant. (14)

21.1	Subsidiaries of the Registrant. (14)

*23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as Exhibits by Item 601(b)(10)(iii) of Regulation S-K.
(1)	Incorporated by reference from Annex A to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(2)	Incorporated by reference from Annex A-1 to the Proxy-Statement Prospectus contained in Part I of Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on April 27, 2001 (File No. 333-53454).
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on February 21, 2001 (File No. 333-53454).
(4)	Incorporated by reference from Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 7, 2001 (File No. 333-53454).
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64762).
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 9, 2001 (File No. 333-64764).
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, filed with the Commission on August 15, 2001 (File No. 000-32613).
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on December 20, 2001 (File No. 333-75602).
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed with the Commission on March 29, 2002 (File No. 000-32613).
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, filed with the Commission on August 14, 2002 (File No. 000-32613).
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, filed with the Commission on August 7, 2003 (File No. 000-32613).
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2003 (File No. 000-32613).
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003, filed with the Commission on November 7, 2003 (File No. 000-32613).
(14)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed with the Commission on March 11, 2004 (File No. 000-32613).
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed with the Commission on May 11, 2004 (File No. 000-32613).
(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-32613).
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on October 5, 2005. (File No. 000-32613).
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2005. (File No. 000-32613).
(19)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, filed with the Commission on February 15, 2006 (File No. 000-32613).
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2005. (File No. 000-32613).
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on May 26, 2005. (File No. 000-32613).

(b)	The exhibits required by Item 601 of Regulation S-K are listed above.

(c)	Financial Statement Schedules.

The financial schedule appearing on page F-21 and covered by the Independent Registered Public Accounting Firm’s Report is incorporated herein by reference and filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ RONALD ELLIOTT
Ronald Elliott
Chief Executive Officer

Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MACDONALD Robert MacDonald	Chairman of the Board	April 14, 2006

/s/ RONALD ELLIOTT Ronald Elliott	Director and Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)	April 14, 2006

/s/ LOUIS CASAGRANDE Louis Casagrande	Director	April 14, 2006

/s/ DEAN DEBIASE Dean DeBiase	Director	April 14, 2006

/s/ RICHARD DELANEY Richard Delaney	Director	April 14, 2006

/s/ COLIN GALLAGHER Colin Gallagher	Director	April 14, 2006

/s/ SCOTT GRAVES Scott Graves	Director	April 14, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Excelligence Learning Corporation:

We have audited the consolidated financial statements of Excelligence Learning Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on valuation and qualifying accounts as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excelligence Learning Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

San Francisco, California

April 7, 2006

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,862	$2,657
Accounts receivable, net of allowance for doubtful accounts of $348 and $412 at December 31, 2005 and December 31, 2004, respectively	6,383	8,286
Inventories	22,018	16,478
Prepaid expenses and other current assets	2,614	4,195
Deferred income taxes	885	700

Total current assets	41,762	32,316
Property and equipment, net	4,362	4,401
Deferred income taxes	4,558	6,373
Other assets	246	238
Goodwill	5,878	5,878
Other intangible assets, net	571	745

Total assets	$57,377	$49,951

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,462	$4,125
Accrued expenses	4,300	3,638
Other current liabilities	210	162

Total current liabilities	10,972	7,925

Equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 9,036,199 and 8,840,354 shares issued and outstanding at December 31, 2005 and 2004, respectively	90	88
Additional paid-in capital	63,834	63,257
Deferred stock compensation	—	(214)
Accumulated deficit	(17,519)	(21,105)

Total equity	46,405	42,026

Total liabilities and equity	$57,377	$49,951

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

		For the Fiscal Years Ended December 31,
		2005	2004	2003
	Revenues	$132,744	$120,988	$109,921
	Cost of goods sold	86,727	80,408	70,427

	Gross profit	46,017	40,580	39,494

	Operating expenses:
	Selling, general and administrative	39,858	38,257	34,578
	Amortization of intangible assets	174	173	279

		40,032	38,430	34,857

	Operating income	5,985	2,150	4,637

	Other (income) expense:
	Interest expense	146	89	261
	Debt extinguishment	—	—	216
	Gain on sale of assets	—	(5)	—
	Interest income	(151)	(9)	(14)

	Income before income taxes	5,990	2,075	4,174
	Income tax expense (benefit)	2,404	793	(3,637)

	Net income	$3,586	$1,282	$7,811

	Net Income Per Share Calculation:
Income per share:	Basic	$0.40	$0.15	$0.91
	Diluted	$0.38	$0.14	$0.85
	Weighted average shares used in basic and diluted per share calculation:
	Basic	8,976,358	8,763,326	8,536,314
	Diluted	9,423,651	9,288,661	9,171,814

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share amounts)

	Common Stock		Additional paid-in capital	Deferred stock comp.	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	8,401,914	$84	$62,206	$(1,482)	$(30,198)	$30,610
Employee Stock Purchase Plan	21,652	—	41	—	—	41
Exercise of stock options	125,857	1	106	—	—	107
Net income	—	—	—	—	7,811	7,811
Deferred compensation amortization	—	—	—	562	—	562

Balance at December 31, 2003	8,549,423	85	62,353	(920)	(22,387)	39,131
Exercise of stock options	190,931	2	318	—	—	320
Tax benefit from employee stock option plan	—	—	318	—	—	318
Net income	—	—	—	—	1,282	1,282
Conversion of redeemable common stock	100,000	1	399	—	—	400
Deferred compensation amortization	—	—	(131)	706	—	575

Balance at December 31, 2004	8,840,354	88	63,257	(214)	(21,105)	42,026
Exercise of stock options	195,845	2	358	—	—	360
Tax benefit from employee stock option plan	—	—	219	—	—	219
Net income	—	—	—	—	3,586	3,586
Deferred compensation amortization	—	—	—	214	—	214

Balance at December 31, 2005	9,036,199	$90	$63,834	$—	$(17,519)	$46,405

See accompanying notes to consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,586	$1,282	$7,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,871	1,711	1,697
Gain on sale of assets	—	(5)	—
Provision for losses on accounts receivable	175	700	545
Stock-based compensation	214	575	562
Deferred income taxes (benefit)	1,849	826	(3,911)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in the combination and acquisition:
Accounts receivable	1,728	3,506	(1,007)
Inventories	(5,540)	(1,345)	(1,195)
Prepaid expenses and other current assets	1,581	(1,258)	(236)
Other assets	(8)	69	719
Accounts payable	2,338	1,107	(506)
Accrued expenses	662	683	(1,342)
Income tax payable	—	(234)	18
Other current liabilities	48	(24)	(343)

Net cash provided by operating activities	8,504	581	2,812

Cash flows from investing activities:
Purchase of property and equipment	(1,659)	(1,864)	(1,183)
Acquisition of Marketing Logistics, Inc.	—	—	(871)

Net cash used in investing activities	(1,659)	(1,864)	(2,054)

Cash flows from financing activities:
Borrowings on line of credit	8,450	13,750	72,671
Principal payments on line of credit	(8,450)	(13,750)	(72,671)
Issuance of equity	360	320	149

Net cash provided by financing activities	360	320	149

Net increase (decrease) in cash and cash equivalents	7,205	(963)	907
Cash and cash equivalents at beginning of year	2,657	3,620	2,713

Cash and cash equivalents at end of year	$9,862	$2,657	$3,620

Noncash investing and financing activities:
Issuance of redeemable common shares in acquisition	$—	$—	$400
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$132	$89	$261
Income taxes	$175	$471	$450

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets . SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducted its annual impairment test as of December 31, 2005. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of its Company’s reporting units, its Early Childhood and Elementary School segments. As a result of the test, the Company determined that no impairment had occurred. In addition, the Company recorded no impairment charges in 2004 or 2003.

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

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of the acquisition to be cash equivalents. As of December 31, 2005 and 2004, cash equivalents consisted of various deposit accounts and an overnight investment account totaling $9.9 million and $2.7 million, respectively. The increased balance in 2005 resulted from increased cash provided by operations.

(d)	Concentration of Credit Risk

The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from sales to customers are not collateralized and management continually monitors the financial condition of its customers to reduce the risk of loss.

(e)	Deferred Catalog Costs

Deferred catalog costs are considered direct response advertising and are capitalized and amortized in amounts proportionate to revenues over the lives of each catalog, generally five months. Such costs are included in prepaid expenses and other current assets. Amortization expense related to deferred catalog costs is included in the statements of operations as a component of selling, general and administrative expenses. Such amortization expense was $4.7 million, $4.7 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Depreciation of property and equipment amounted to $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(g)	Intangible Assets

Trademarks and definite live intangible assets are stated at cost, and are being amortized on the straight-line basis over their estimated useful lives, which range from five to ten years.

(h)	Shipping and Handling

Shipping and handling revenues are included in revenue. Shipping costs are included in cost of goods sold. Costs directly associated with warehouse operations of $7.2 million, $7.1 million, and $7.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, were included in selling, general and administrative expenses.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$3,586	$1,282	$7,811
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	128	355	347
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	193	338	430

Pro forma net income	$3,521	$1,299	$7,728

Earnings per share:
Basic—as reported	$0.40	$0.15	$0.91

Diluted—as reported	$0.38	$0.14	$0.85

Basic—pro forma	$0.39	$0.15	$0.91

Diluted—pro forma	$0.37	$0.14	$0.84

Shares used for per share calculation:
Basic	8,976,358	8,763,326	8,536,314
Diluted	9,423,651	9,288,661	9,171,814

The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $4.57, $3.40 and $5.58, respectively. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options
Year Ended December 31,	2005	2004	2003
Expected life (in years)	6.4	7.3	7.5
Risk-free interest rate	4.2%	3.9%	3.5%
Volatility	81%	91%	104%
Dividend yield	0.0%	0.0%	0.0%

(j)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income for all periods presented.

(k)	Basic and Diluted Net Income per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus potentially dilutive common shares, including stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2005	2004	2003
Numerator:
Net income	$3,586	$1,282	$7,811

Denominator:
Denominator for basic net income per common share:
Weighted average shares outstanding	8,976,358	8,763,326	8,536,314
Effect of dilutive securities:
Stock options	447,293	525,335	635,500
Denominator for diluted net income per common share—adjusted	9,423,651	9,288,661	9,171,814

Basic net income per common share	$0.40	$0.15	$0.91

Diluted net income per common share	$0.38	$0.14	$0.85

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,
	2005	2004	2003
Options to purchase common stock	15,156	109,813	85,313

The weighted-average exercise price of options to purchase common stock excluded from the computation of diluted net income per share was $8.13, $6.16 and $8.62 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

In December 2004, FASB issued a revised version of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions of SFAS 123R are effective beginning with the first interim or annual reporting period that begins after September 15, 2005, and the Company will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Equity-Based Compensation” above for the pro forma net income and net income per share amounts for the fiscal years ended December 31, 2005, 2004 and 2003 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company expects the adoption of SFAS 123R will have an adverse impact on the Company’s consolidated statements of operations and net income per share.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes in Interim Financial Statements, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.

(n)	Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(3)    Redeemable Common Shares

On February 19, 2003, the Company consummated its acquisition of Marketing Logistics, Inc., an online retailer of early childhood furniture and equipment now doing business as ECMD. Consideration for the acquisition included $800,000 in cash and 100,000 redeemable shares of the Company’s common stock. The seller had a one-time opportunity, exercisable during the thirty-day period prior to February 19, 2004, to exchange the shares received by him in the acquisition for $400,000 in cash. The exercise period has expired and the shares were not redeemed; therefore, the redeemable common shares were reclassified to equity in 2004.

(4)    Accounts Receivable

Accounts receivable consisted of the following amounts (in thousands):

	December 31,
	2005	2004
Accounts receivable	$6,731	$8,698
Less allowance for doubtful accounts	(348)	(412)

	$6,383	$8,286

(5)    Inventories

Inventories, stated at lower of cost or market, consisted of the following amounts (in thousands):

	December 31,
	2005	2004
Raw materials and work in progress	$915	$940
Finished goods	21,103	15,538

	$22,018	$16,478

(6)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following amounts (in thousands):

	December 31,
	2005	2004
Prepaid catalog costs	$955	$1,137
Prepaid inventory	210	1,282
Non trade receivables	483	395
Prepaid rent	191	193
Prepaid insurance	390	418
Other prepaid expenses	385	770

	$2,614	$4,195

(7)    Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$7,004	$6,096
Computer and software	3,957	3,297
Leasehold improvements	1,728	1,681
Furniture and fixtures	856	812

	13,545	11,886
Less accumulated depreciation	(9,183)	(7,485)

	$4,362	$4,401

(8)    Other Intangible Assets

As of December 31, 2005 and 2004, the major classes of intangible assets were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(852)	$953	$(819)
Customer lists	1,410	(940)	1,410	(799)

	$2,363	$(1,792)	$2,363	$(1,618)

Total amortization expense on intangible assets for the years ended December 31, 2005, 2004 and 2003 was $174,000, $173,000 and $279,000, respectively. The carrying amount of goodwill was $5.9 million at December 31, 2005 and 2004.

Estimated amortization expense (in thousands) for the years ended December 31,

2006	$173
2007	173
2008	173
2009	51
2010	1

The following table identifies the weighted average remaining life of the Company’s intangible assets (dollars in thousands):

Intangible Assets	Net Balance at December 31, 2005	Monthly Amortization	Remaining Life of Asset (years)
Formulas	$60	$1	4.42
Patents and trademarks	41	2	2.20
EPI customer list	470	12	3.33
		Weighted Average	3.37

(10)    Accrued Expenses

Accrued expenses consisted of the following amounts (in thousands):

	December 31,
	2005	2004
Payroll and commissions	$821	$896
Vacation	786	781
Accrued inventory received	16	125
Accrued catalog costs	14	754
Professional services	938	263
Sales tax	128	148
Other	1,597	671

	$4,300	$3,638

(11)    Credit Facility

Effective October 1, 2005, the Company entered into an amendment extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007. As of December 31, 2005 and March 31, 2006, the Company had no outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of December 31, 2005 and March 31, 2006 was $10.0 million.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of December 31, 2005, the Company was not in compliance with one of the financial covenants as set forth in the Bank of America Facility.

As of December 31, 2005, the Company was in breach of the covenant set forth in Section 10.2 of the loan agreement for the Bank of America Facility. Section 10.2 of the loan agreement sets certain time limits for the delivery of quarterly financial statements and compliance certificates, which the Company was unable to deliver due to the restatement of the Company’s previously issued financial statements for the fiscal year ended December 31, 2004 and for the quarter ended March 31, 2005, and the resulting delays in finalizing the financial statements for the quarters ended June 30 and September 30, 2005 . The Bank waived the Company’s breach of this covenant through February 24, 2006, and the Company was able to regain compliance within the granted extension.

(12)    Related Party Transactions

During the first seven months of 2005, the Company leased its Salinas paint manufacturing facility center from an entity owned by its Chief Executive Officer and another significant stockholder. The lease expired on August 5, 2005 and included monthly rent payments of $24,885. During 2005, the facility was sold to an unrelated third party, from whom the facility continues to be leased by the Company. During the fiscal years ended December 31, 2005 and 2004, the Company paid the landlord entity $96,965 and $289,922, respectively.

The Company purchases product for sale from an entity of which one of its directors is the Managing Director and majority shareholder. During the fiscal years ended December 31, 2005 and 2004, the Company paid the entity $154,988 and $66,985, respectively.

(13)    Income Taxes

The Company’s consolidated statements of operations reflect the income tax expense (benefit) based on the actual tax position of the company and its subsidiaries in effect for the respective periods. The following table reflects the components of the provision for income taxes of the Company and its subsidiaries for the respective periods (in thousands):

	For the Fiscal Years Ended December 31,
	2005	2004	2003
Federal:
Current	$143	$213	$(13)
Deferred	1,748	350	(3,882)

Total	$1,891	$563	$(3,895)

State:
Current	$458	$73	$287
Deferred	55	157	(29)

Total	$513	$230	$258

Total income tax expense (benefit):
Current	$601	$286	$274
Deferred	1,803	507	(3,911)

Total	$2,404	$793	$(3,637)

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 35% for the years ended December 31, 2005, 2004 and 2003, as shown in the following schedule (in thousands):

	For the Fiscal Years Ended December 31,
	2005	2004	2003
Income tax expense at statutory rate	$2,097	$726	$1,461
State income taxes	378	566	270
Change in tax law	—	—	(2,401)
Change in beginning period valuation allowance	—	(574)	(2,792)
Other	(71)	75	(175)

Actual tax expense (benefit)	$2,404	$793	$(3,637)

The following table displays the tax effects of temporary differences (in thousands):

	For the Fiscal Years Ended December 31,
	2005	2004	2003
Deferred tax assets:
Allowance for bad debts	$136	$171	$189
Accrued expenses	307	198	489
State taxes	119	21	105
Net operating loss and tax credit carry forward	5,485	7,708	8,530
Stock option expense	176	170
Inventories	412	315	431
Property, equipment and intangible assets	293	101	22

	6,928	8,684	9,766
Less valuation allowance	(1,485)	(1,611)	(2,185)

Net deferred tax assets	$5,443	$7,073	$7,581

The valuation allowance is mainly related to the deferred income tax assets acquired in the Combination. The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. A valuation allowance has been established for the net operating loss, which, if not utilized, will expire between 2006 and 2020. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although the valuation allowance was related to the assets acquired in the Combination, the 2003 and 2004 reduction in the beginning period valuation allowance has been reflected as a reduction to income tax expense because the long-lived assets acquired in the Combination were impaired and written off in the year ended December 31, 2001. The reduction in the year ended December 31, 2005 was the result of the expiration of State of Massachusetts net operating losses for which the Company had previously provided a valuation allowance.

As of December 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $15.0 million and $11.2 million, respectively. If not utilized, these net operating loss carry forwards will expire in years 2006 through 2021. The Company’s ability to utilize certain loss carry forwards is subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.

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

(14)    Employee Benefits

Retirement Savings Plan

Employees of the Company are eligible to participate in the Excelligence Learning Corporation 401(k) Plan (the “Plan”). The Plan is a defined contribution plan operating under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees are eligible to participate in the Plan after completing 90 days of service. Participants may defer up to 15% of their compensation, up to a maximum of 14,000 in 2005, as a contribution to the Plan. Participants who are 50 years or older had the option to defer an additional $4,000 in 2005. The Company matches 15% of employee contributions to the Plan up to a maximum of 6% of their compensation.

Participant contributions are 100% vested immediately. Employer contributions are subject to the following vesting schedule:

Year 2 of service	20%
Year 3 of service	40%
Year 4 of service	60%
Year 5 of service	100%

The Company’s expense related to matching participants’ contributions to the Plan was $74,000, $44,000, and $60,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Options

In March 2001, the Company adopted its 2001 Stock Option and Incentive Plan, pursuant to which the Company’s Board of Directors may grant stock options to key employees, directors and certain consultants of the Company. The 2001 Stock Option and Incentive Plan, which was amended and restated in its entirety in May 2003 upon receipt of stockholder approval, authorizes grants of options to purchase up to 1.8 million shares of common stock. Grants under the Stock Option and Incentive Plan are made at a price equal to fair market value of the Common Stock on the date of grant and, in general, vest in equal portions over a term of three years from the grant date.

In March 2001, the Company also adopted its 2001 Non-Employee Director Stock Option Plan, pursuant to which the Company’s Board of Directors may grant stock options as an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors. The 2001 Non-Employee Director Stock Option Plan authorizes grants of options to purchase up to 300,000 shares of common stock. Grants under the Non-Employee Director Stock Option Plan are made at a price equal to fair market value of the Common Stock on the date of grant and vest in equal portions over a term of three years from the date the recipient is elected as a non-employee director.

The following table summarizes stock option activity for the three years ended December 31, 2005:

	Shares In Thousands	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2002	1,241		$2.04
Options granted	66	$2.98— 6.31	$4.81
Options lapsed or cancelled	(35)	$0.15—12.00	$2.13
Options exercised	(125)	$0.15— 1.43	$0.87

Options outstanding, December 31, 2003	1,147		$2.47
Options granted	124	$4.08— 5.95	$5.08
Options lapsed or cancelled	(85)	$0.15—12.00	$6.02
Options exercised	(191)	$1.38— 6.31	$1.66

Options outstanding, December 31, 2004	995		$3.29
Options granted	39	$4.92— 6.82	$5.67
Options lapsed or cancelled	(90)	$1.07—12.00	$5.10
Options exercised	(196)	$0.15— 5.59	$1.84

Options outstanding, December 31, 2005	748		$2.51

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares In Thousands	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares In Thousands	Weighted Average Exercise Price
Under $1.00	50	4.7	$0.15	50	$0.15
1.01 to 2.00	389	5.8	1.41	389	1.41
2.01 to 4.00	178	5.7	3.55	172	3.56
4.01 to 11.00	131	8.5	5.25	54	5.56

	748	6.2	$2.51	665	$2.21

In March 2001, the Company adopted the Excelligence Learning Corporation 2001 Employee Stock Purchase Plan that covers substantially all employees, which was amended and restated in its entirety for the second time in May 2002 upon receipt of stockholder approval. By contributing a percentage of their compensation, participants in the plan may elect to purchase the Company’s common stock at a 15% discount of the lower of the closing price at the beginning or end of any six-month payment period. The first six-month payment period began in March 2002. The Company suspended the 2001 Employee Stock Purchase Plan in August 2003. The number of shares purchased through the plan for fiscal year 2003 was 21,652, with an average price of $1.91.

Recorded Deferred Compensation

On April 30, 2001, Earlychildhood and SmarterKids.com combined pursuant to a Contribution Agreement and Plan of Reorganization and Merger (as amended, the “Combination Agreement”). The Combination Agreement provided for (i) the holders of all of Earlychildhood’s outstanding membership interests to contribute their entire ownership interest in Earlychildhood in exchange for Excelligence common stock and (ii) S-E Educational Merger Corp., a wholly-owned subsidiary of Excelligence, to be merged with and into SmarterKids.com and the outstanding shares of SmarterKids.com to be converted into shares of common stock of Excelligence. In addition, the Combination Agreement provided for holders of options to purchase Earlychildhood membership interests to have their options exchanged for options to purchase Excelligence common stock, holders of options to purchase SmarterKids.com common stock to have their options converted into options to purchase Excelligence common stock and holders of warrants to purchase SmarterKids.com common stock to have their warrants cancelled.

Earlychildhood had recorded deferred compensation of $2.8 million in the year ended December 31, 2000, representing the difference between the exercise price of the outstanding options to purchase membership interests in Earlychildhood and the implied fair value of the related Earlychildhood membership interests at the date of grant. The implied fair value was calculated based upon the assumed exchange for shares of the Company in conjunction with the proposed Combination. Such implied fair value was based upon the fair market value of SmarterKids.com at the announcement date of the proposed Combination. The deferred compensation reflected in membership interests was amortized over five years, representing the period over which the repurchase provisions ratably lapse. The remainder of the deferred compensation amount was recorded by the Company in the year ended December 31, 2005.

Options issued under Earlychildhood’s 2000 Management Equity Incentive Option Plan were to become exercisable at a rate of 33.3% per year on the anniversary date of grant and were to expire ten years from the date of grant. The membership interests which were to be acquired by virtue of exercise of the options were subject to repurchase by the Company at cost in the event of employee termination for any reason other than for cause. Such repurchase provisions were to lapse at an annual rate of 20.0% each year, measured from the grant date.

(15)    Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments as of December 31, 2005 under operating leases are as follows (in thousands):

Operating Leases
2006	$3,165
2007	2,317
2008	1,225
2009	975
Thereafter	841

$8,523

As provided in SFAS No. 13, Accounting for Leases, rental expenses for certain operating lease agreements with step rent increases and other lease incentives are recognized on a straight-line basis over the term of the lease. Total rental expense under operating leases was $3.9 million, $3.7 million and $3.9 million for December 31, 2005, 2004, and 2003, respectively.

As stated in Note 12, the Company previously leased one of its warehouse facilities from a company owned by its Chief Executive Officer and one of its other significant stockholders.

(16)    Legal Matters

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

(17)    Segment Information

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

Revenues and operating income by segment follows (in thousands):

	Early Childhood			Elementary School			Consolidated
	December 31,			December 31,			December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net revenues	$102,892	$90,908	$78,490	$29,852	$30,080	$31,431	$132,744	$120,988	$109,921

Cost of goods sold	65,940	59,240	49,328	20,787	21,168	21,099	86,727	80,408	70,427
Gross profit	36,952	31,668	29,162	9,065	8,912	10,332	46,017	40,580	39,494
Operating Expenses:
Selling, general and administrative	31,876	29,298	25,424	7,982	8,959	9,154	39,858	38,257	34,578
Amortization of intangible assets	33	32	138	141	141	141	174	173	279

Operating income (loss)	$5,043	$2,338	$3,600	$942	$(188)	$1,037	$5,985	$2,150	$4,637

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment. Such inter-segment charges are based on estimates of its actual costs for such activities. Inter-segment charges amounted to $512,000, $407,000, and $580,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company allocates income tax expense for the current year based on a percentage of each segment’s pre-tax income. The non-recurring adjustments in 2003 related to the change in tax law and adjustment to the deferred tax valuation allowance directly related to the Early Childhood segment and therefore the benefit of the adjustments is reflected entirely in that segment.

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

The following classes of similar products accounted for 10% or more of the Company’s total revenues during the fiscal year ended December 31, 2005, 2004 and 2003: arts and crafts products, which accounted for 32.6%, 31.0% and 33.0% of the Company’s total revenues during 2005, 2004 and 2003, respectively; furniture, which accounted for 23.9%, 23.0% and 18.0% of the Company’s total revenues during 2005, 2004 and 2003, respectively; and SchoolWrapPacs®, which accounted for 19.8%, 22.0% and 26.0% of the Company’s total revenues during 2005, 2004 and 2003, respectively. The Company’s arts and crafts products and furniture are sold through the Early Childhood segment, while the SchoolWrapPacs® are sold through the Elementary School segment.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the years ended December 31, 2005, 2004 or 2003.

The segment asset information available is as follows:

	December 31,
	2005	2004
Assets
Early Childhood	$51,327	$41,922
Elementary School	17,360	19,339
Eliminations	(11,310)	(11,310)

Total	$57,377	$49,951

(18)    Quarterly Information (Unaudited)

	March 31	June 30	September 30	December 31
2005:
Revenues	$22,578	$29,780	$57,092	$23,294
Gross margin	$8,120	$9,947	$19,755	$8,195
Operating income (loss)	$(802)	$1,146	$7,830	$(2,189)
Net income (loss)	$(439)	$698	$4,439	$(1,112)
Net income (loss) per share:
Basic	$(0.05)	$0.08	$0.49	$(0.12)
Diluted	$(0.05)	$0.07	$0.47	$(0.12)
2004:
Revenues	$19,836	$26,549	$53,404	$21,199
Gross margin	$6,908	$9,284	$18,142	$6,246
Operating income (loss)	$(1,641)	$270	$7,279	$(3,758)
Net income (loss)	$(943)	$136	$4,054	$(1,965)
Net income (loss) per share:
Basic	$(0.11)	$0.02	$0.46	$(0.22)
Diluted	$(0.11)	$0.01	$0.44	$(0.22)
2003:
Revenues	$17,418	$23,645	$50,951	$17,907
Gross margin	$6,128	$8,732	$18,654	$5,980
Operating income (loss)	$(1,974)	$665	$8,872	$(2,926)
Net income (loss)	$(1,148)	$320	$7,848	$791
Net income (loss) per share:
Basic	$(0.14)	$0.04	$0.92	$0.09
Diluted	$(0.14)	$0.04	$0.88	$0.09

Excelligence Learning Corporation

Schedule II

Valuation and Qualifying Accounts

	For the Fiscal Years Ended December 31,
	2005	2004	2003
	(in thousands)
Allowance for Doubtful Accounts:
Balance at beginning of period	$412	481	479
Additions charged to expense	175	700	545
Deductions (write-offs)	(239)	(769)	(543)

Balance at end of period	$348	412	481

Allowance for Sales Returns:
Balance at beginning of period	$329	350	138
Additions charged to expense	2,925	2,933	3,002
Deductions (adjustments)	(3,023)	(2,954)	(2,790)

Balance at end of period	$231	329	350

Deferred Tax Valuation Allowance:
Balance at beginning of period	$1,611	2,185	4,977
Additions charged to expense	—	—	—
Deductions (write-offs)	(126)	(574)	(2,792)

Balance at end of period	$1,485	1,611	2,185