Form 10-Q
period 2006-03-31
EXCELLIGENCE LEARNING CORP
filed 2006-05-12
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,043,099 shares outstanding as of May 8, 2006.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Excelligence Learning Corporation, a Delaware corporation (the “Company”), with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

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

When used in this Quarterly Report on Form 10-Q and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries have not changed since the Company filed its 2005 Annual Report on Form 10-K and include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products, catalog or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005*
ASSETS
Current assets :
Cash and cash equivalents	$3,614	$9,862
Accounts receivable, net of allowance for doubtful accounts of $236 and $348 at March 31, 2006 and December 31, 2005, respectively	5,733	6,383
Inventories	28,769	22,018
Prepaid expenses and other current assets	4,257	2,614
Deferred income taxes	911	885

Total current assets	43,284	41,762

Property and equipment, net	4,375	4,362
Deferred income taxes	4,760	4,558
Other assets	300	246
Goodwill	5,878	5,878
Other intangible assets, net	528	571

Total assets	$59,125	$57,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,444	$6,462
Accrued expenses	4,746	4,300
Other current liabilities	263	210

Total current liabilities	13,453	10,972

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 9,040,432 and 9,036,199 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	90	90
Additional paid-in capital	64,005	63,834
Accumulated deficit	(18,423)	(17,519)

Total stockholders’ equity	45,672	46,405

Total liabilities and stockholders’ equity	$59,125	$57,377

*	Derived from audited consolidated financial statements filed in the Company’s 2005 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$24,960	$22,578
Cost of goods sold	15,695	14,458

Gross profit	9,265	8,120

Operating expenses:
Selling, general and administrative	10,788	8,879
Amortization of intangible assets	43	43

Operating loss	(1,566)	(802)

Other (income) expense:
Interest expense	—	5
Interest income	(69)	(11)

Loss before income taxes	(1,497)	(796)
Income tax benefit	593	357

Net loss	$(904)	$(439)

Net Loss Per Share Calculation:
Net loss per share – basic and diluted	$(0.10)	$(0.05)

Weighted average shares used in net loss per share calculation – basic and diluted	9,038,999	8,926,231

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	(904)	$(439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	533	453
Allowance for doubtful accounts	(112)	(126)
Stock-based compensation	73	81
Deferred income taxes	(136)	(181)
Changes in operating assets and liabilities:
Accounts receivable	762	2,170
Inventories	(6,751)	(11,297)
Prepaid expenses and other current assets	(1,651)	714
Other assets	(54)	6
Accounts payable	1,982	8,089
Accrued expenses	446	(593)
Other current liabilities	53	29

Net cash used in operating activities	(5,759)	(1,094)

Cash flows from investing activities:
Purchase of property and equipment	(503)	(401)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	8	—
Exercise of employee stock options	6	120

Net cash provided by financing activities	14	120

Net decrease in cash and cash equivalents	(6,248)	(1,375)
Cash and cash equivalents at beginning of period	9,862	2,657

Cash and cash equivalents at end of period	$3,614	$1,282

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes	$235	$2

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

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2005, 43% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the first and second quarters as inventory levels are increased to meet seasonal demands.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided for by SFAS No. 123, Accounting for Stock-Based Compensation, and requires instead that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statement of operations. SFAS No. 123R was effective for the Company beginning January 1, 2006. See note 3 for a discussion on the impact of the adoption of SFAS No. 123R on the Company’s financial position, results of operations, and cash flows. See Note 3 for additional information regarding the Company’s adoption of SFAS No. 123R.

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of January 1, 2006. The adoption of SFAS No. 151 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes in Interim Financial Statements, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes. The Company adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

(3)	Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company began recording compensation expense associated with the issuance of stock options in accordance with SFAS No. 123R, Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and as allowed by SFAS No. 123.

The Company adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based compensation recognized in the first quarter of fiscal year 2006 now includes: (a) quarterly amortization related to the remaining unvested portion of all stock-based compensation awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. The Company recorded no cumulative effect adjustment for estimated forfeitures for previously issued stock options upon the adoption of SFAS No. 123R.

Impact of the Adoption of SFAS No. 123R

As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations before income taxes was $73,000 higher and the Company’s net loss for the quarter ended March 31, 2006 was $69,000 higher than what would have been recorded under the Company’s previous accounting methodology for stock-based compensation. The impact on basic and diluted earnings per share was $(0.01) per share.

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123R, $8,000 of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the three-month periods ended March 31, 2006 and 2005, was $6,000 and $120,000, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $4,000 and $32,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Valuation Assumptions

The Company’s stock option plans provide its employees and directors the right to purchase common stock at the fair market value of such shares on the grant date. As of March 31, 2006, 2.1 million shares were authorized under these plans, and 792,502 shares were available for issuance. The Company issues shares upon the exercise of stock options from such shares authorized and available under the plans. The stock options generally cliff vest 33% at the end of each year over a period of three years. The contract term of the options is ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. No stock options were granted for the quarter ended March 31, 2006 or March 31, 2005.

The Company has applied the fair value recognition provisions of SFAS No. 123R to record stock-based employee compensation in the form of stock options. During the three-month period ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated future forfeitures. For these awards, the Company has continued to recognize compensation expense using a straight-line amortization method. No stock-based awards were granted during the three months ended March 31, 2006. When estimating forfeitures, the Company considers trends of actual option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was an increase in selling, general and administrative expenses of $73,000 (before tax benefit).

Stock-based Payment Award Activity

The following table summarizes activity under the Company’s stock option plan for the three months ended March 31, 2006 (in thousands, except per share and year amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	748	$2.51	6.2
Granted	—	—	—
Exercised	(4)	$1.38	6.1
Forfeited/expired/cancelled	(8)	$1.41	5.8

Outstanding at March 31, 2006	736	$2.53	5.9	$3,876

Options exercisable at March 31, 2006	652	$2.21	5.6	$3,646

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value, determined as of the date of option exercise of options exercised under the Company’s stock option plan was $25,000 and $290,000, respectively. As of March 31, 2006, there was approximately $238,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Stock-based compensation expense recognized under SFAS No. 123R was not reflected in the Company’s results of operations for the three-month period ended March 31, 2005 for stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net loss, as reported	$(439)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	81
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(85)

Pro forma net (loss)	$(443)

Net loss per share:
Basic and diluted, as reported	$(0.05)

Basic and diluted, pro forma	$(0.05)

Weighted average shares used in net loss per share calculation, basic and diluted	8,926,231

(4)	Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share information for the three months ended March 31, 2006 and 2005 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2006 and 2005 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net (loss)	$(904)	$(439)
Denominator:
Denominator for basic and diluted net (loss) per common share:	9,038,999	8,926,231

Basic and diluted net (loss) per common share	$(0.10)	$(0.05)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2006	2005
Options to purchase common stock	735,550	889,091

The weighted-average exercise price of options to purchase common stock excluded from the computation of diluted net (loss) per share was $2.53 and $2.70 for the three months ended March 31, 2006 and 2005, respectively.

(5)	Segment Information

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Revenues and operating income (loss) by segment follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005
Net revenues	$23,400	21,101	1,560	1,477	24,960	22,578
Cost of goods sold	14,672	13,458	1,023	1,000	15,695	14,458

Gross profit	8,728	7,643	537	477	9,265	8,120

Operating expenses:
Selling, general, and administrative	8,833	6,878	1,955	2,001	10,788	8,879
Amortization of intangible assets	8	8	35	35	43	43

Operating (loss) income	$(113)	757	(1,453)	(1,559)	(1,566)	(802)

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment and charges the Elementary School segment for such activities. These inter-segment charges are based on estimates of actual costs for such activities. Inter-segment charges, which are a reduction in selling, general and administrative expenses in the Early Childhood segment and an increase in such expenses in the Elementary School segment in the table above, have been eliminated in consolidation and amounted to $128,000 in each of the three month periods ended March 31, 2006 and 2005, respectively.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the three-month period ended March 31, 2006 or 2005.

The segment asset information available is as follows (in thousands):

	March 31, 2006	December 31, 2005
Assets
Early Childhood	$48,541	51,327
Elementary School	21,894	17,360
Eliminations	(11,310)	(11,310)

Total	$59,125	$57,377

The eliminations represent the investment by the Early Childhood segment in the Elementary School segment.

(6)	Inventories

Inventories, stated at lower of cost or market, consisted of the following amounts (in thousands):

	March 31, 2006	December 31, 2005
Raw materials and work in progress	$1,036	$915
Finished goods	27,733	21,103

	$28,769	$22,018

(7)	Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(860)	$953	$(852)
Customer lists	1,410	(975)	1,410	(940)

	$2,363	$(1,835)	$2,363	$(1,792)

Total amortization expense on intangible assets was $43,000 for the three months ended March 31, 2006 and 2005.

The carrying amount of goodwill was $5.9 million at March 31, 2006 and December 31, 2005. There was no impairment loss recorded during the three months ended March 31, 2006 and 2005.

(8)	Credit Facility

Effective October 1, 2005, the Company entered into an amendment extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007. As of March 31, 2006 and December 31, 2005, the Company had no outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of March 31, 2006 and December 31, 2005 was $10.0 million.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of March 31, 2006, the Company was in compliance with all of the financial covenants set forth in the Bank of America Facility.

(9)	Legal Matters

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

In addition to the above-referenced administrative proceeding, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

All of the foregoing is supported by a national sales force, which, as of March 31, 2006, numbered 61 people.

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

While the majority of the Company’s inventory is purchased from domestic vendors, a significant percentage is sourced from overseas. Inventory ordered from foreign vendors constituted 33% of the Company’s total inventory for the three months ended March 31, 2006, compared to 31% for the same period in 2005. The Company takes title to inventory purchased from overseas at point of shipment; the Company takes title to inventory purchased domestically upon receipt for certain vendors, and at point of shipment for certain other vendors.

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

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, a decrease to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Revenues

Revenues were $25.0 million and $22.6 million for the first quarters of 2006 and 2005, respectively. The increase in revenues in 2006 over 2005 of 10.6%, or $2.4 million, was primarily due to growth of 10.9%, or $2.3 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, which generated $344,000 in increased revenues, new customer solicitation and improved sales and marketing strategies. Average sales price per unit for the Early Childhood segment increased 5.5% from 2005, with total units sold in the segment up 6.3% from 2005, slightly offset by changes to other revenue items in minor amounts.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by improving circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Gross Profit

Gross profit was $9.3 million for the three-month period ended March 31, 2006, a $1.2 million increase over the gross profit of $8.1 million for the same period in 2005. The increase in gross profit in 2006 was primarily due to an increase in gross profit of 14.2%, or $1.1 million, in the Early Childhood segment. The increase in gross profit within the Early Childhood segment was achieved through more effective sales and marketing strategies.

Gross profit as a percentage of sales was 37.1% and 36.0% for the first quarters of 2006 and 2005, respectively. Gross profit as a percentage of sales increased from 2005 to 2006 due to improved product sourcing from China, increased sales of proprietary products with higher margins and improved freight management.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended March 31, 2006 and 2005 was $1.7 million and $1.6 million, respectively, or 6.9% and 7.2% as a percentage of sales, respectively. The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended March 31, 2006 and 2005 was $1.1 million and $963,000, respectively, or 4.4% and 4.3% as a percentage of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages, commissions and stock based compensation, catalog costs, operating expenses (which include customer service and certain warehouse costs), administrative costs (which include information systems, accounting, legal and human resources), e-business costs, stock-based compensation and depreciation of property and equipment. Selling, general and administrative expenses increased $1.9 million, or 21.5.%, to $10.8 million for the three months ended March 31, 2006, compared to $8.9 million for the same period in 2005. The $1.9 million increase in selling, general and administrative expenses in 2006 over 2005 was primarily attributable to the Company having incurred significant expenses related to an internal investigation, the subsequent restatement of its previously issued financial statements for fiscal year 2004 and the first quarter of 2005 and the related Securities and Exchange Commission investigation. These expenses, consisting of billings from third parties, totaled $1.2 million during the first quarter of 2006, and included legal and investigative expenses of $379,000, audit and review accounting expenses of $652,000, and consultancy expenses of $123,000. The Company has continued to incur these expenses in the second quarter of 2006.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 for the three months ended March 31, 2006 and 2005.

Interest Expense

Interest expense was zero and $5,000 for the three months ended March 31, 2006 and 2005, respectively.

Income Taxes

The Company is taxed as a C corporation. The Company recorded an income tax benefit of $593,000 and $357,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The effective tax rate for the three months ended March 31, 2006 and 2005 approximates the Company’s combined federal and state statutory tax rate of 39.6% and 44.9%, respectively.

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

Liquidity and Capital Resources

Effective October 1, 2005, the Company entered into an amendment to its secured credit facility with Bank of America, N.A. (the “Bank of America Facility”), extending the Bank of America Facility for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year, through its maturity date of October 1, 2007. As of March 31, 2006 and December 31, 2005, the Company had no outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of March 31, 2006 and December 31, 2005 was $10.0 million. The Company’s primary cash needs are for operations and capital expenditures. Additionally, there may be future cash needs for any potential acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of March 31, 2006, the Company had net working capital of $29.8 million.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of March 31, 2006, the Company was in compliance with all of the financial covenants set forth in the Bank of America Facility.

During the three months ended March 31, 2006, the Company’s operating activities used $5.8 million of cash. The cash was used by net loss, increased balances in inventories and prepaid expenses, which were partially offset by increased balances in accounts payable and accrued expenses and decreased balances in accounts receivable. The Company used $503,000 in cash for investing activities during the first quarter of 2006, with which the Company purchased property and equipment. The Company obtained $6,000 in cash from financing activities as a result of exercised stock options and related tax benefit.

As of March 31, 2006, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees.

The following table summarizes the Company’s contractual obligations as of March 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable Operating Lease Obligations	$7,721	$3,078	$4,033	$610	$—

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company’s seasonal sales trends coincide with the start of each school year. For the fiscal year ended December 31, 2005, 43% of the Company’s consolidated annual sales were generated in the third calendar quarter. The Company’s working capital needs are greatest during the first and second quarters as inventory levels are increased to meet seasonal demands.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of March 31, 2006, the Company had no borrowings under the Bank of America Facility and available borrowing capacity of $10.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company has no customer comprising greater than 10% of its revenues. However, receivables arising from the normal course of business are not collateralized and management continually monitors the payment of the Company’s accounts receivable and the financial condition of its customers to reduce the risk of loss. The Company does not believe that its cash and cash equivalents are subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The Company determined that this restatement is attributable to a number of factors. The most significant factor was the Company’s failure to timely record and to accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of additional review procedures, certain other accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized to inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in controls over financial reporting may exist. As a result, the Company’s Chief Executive Officer and Board of Directors have concluded that, as of March 31, 2006, the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting function over the Company’s processing of certain financial information.

Management identified this material weakness based on the internal investigation conducted at the direction of the Audit Committee, including review of the work product of the forensic accountants retained to assist in the investigation. The Company believes that invoices relating to inventory on hand as of December 31, 2004 were not timely processed for payment and were not adequately accrued. The internal investigation revealed that the Company set aside certain invoices pending completion of the year end audit without determining whether the invoices were properly accrued and that some of the Company’s accounting personnel were aware of this treatment of invoices, but failed to bring the matter to the attention of appropriate senior management, the Audit Committee, or the independent auditors. The Company has determined that this material weakness contributed to the failure to timely record and to properly accrue for certain invoices (relating primarily to inventory and catalog costs) as of December 31, 2004. These conditions also contributed to the other errors that were noted and corrected during the review procedures.

•	Improper segregation of duties over the processing and review of journal entries.

Management identified this material weakness based on an incorrect journal entry directed by the former Chief Financial Officer, which was found during the course of the investigation and reduced the accounts payable expense for inventory on hand as of December 31, 2004. The investigation revealed and management confirmed that the adjusting journal entry was not adequately justified and was not consistent with the Company’s ordinary practices. Although the investigation revealed that other accounting employees, including the former Controller, were aware of and disagreed with the adjusting entry, they did not raise the matter with other senior management, the Audit Committee, or the Company’s independent registered public accounting firm.

Evaluation of Disclosure Controls and Procedures

Certain changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting are described below.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take the following steps to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures:

•	The first identified material weakness had already begun being remediated by the Company with its implementation of procedures in May 2005 to ensure that its accounts payable invoices are processed promptly in accordance with standard procedures when received, and that accruals are maintained and reviewed by appropriate senior accounting and financial reporting management on a monthly basis. In addition, the Company’s Chief Financial Officer resigned effective as of September 13, 2005 and the Company is in the process of identifying a new Chief Financial Officer. The Company’s former Controller had been terminated in June 2005, and a new Controller was formally appointed in November 2005. The Company has significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, implemented enhanced segregation of duties, and documented and implemented specific desk-level procedures in the accounting and financial reporting departments. Additional safeguards and controls are being evaluated. The Company believes the steps it has taken, and intends to take, will remediate this material weakness.

•	To remediate the second identified material weakness, the Company has implemented and documented rigorous and detailed procedures for the closing of each fiscal period that include specific protocols for the timely review by appropriate senior accounting and financial reporting management of all adjusting journal entries. In addition, the Company significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, and implemented enhanced segregation of duties. In addition, as noted, the Company is in the process of identifying a new Chief Financial Officer and has replaced the former Controller. Additional controls and safeguards are being evaluated. The Company believes that the steps it has taken, and intends to take, will remediate this material weakness.

In addition to the remediation steps described above, the Company has:

•	Implemented new software enhancements to improve and/or integrate major systems and enhance the control environment in the areas of financial planning and analysis, internal reporting, and integration of the sales order entry and inventory subsystems with the general ledger system;

•	Initiated training and education of all relevant personnel involved in interactions with the Company’s independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to the Company’s independent registered public accountants;

•	Communicated with all Company employees reaffirming the Company’s whistleblower protections; and

•	Accelerated the documentation and internal control evaluation processes contemplated by Section 404 of the Sarbanes-Oxley Act.

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

The Company performed additional analyses and other post-closing procedures to address the material weaknesses and to ensure that the condensed consolidated financial statements contained in this report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

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

Aside from the above-referenced administrative proceeding, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

* 31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott
Chief Executive Officer and Acting Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)