Form 10-Q
period 2006-06-30
EXCELLIGENCE LEARNING CORP
filed 2006-08-14
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,055,935 shares outstanding as of August 8, 2006.

EXCELLIGENCE LEARNING CORPORATION

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Excelligence Learning Corporation, a Delaware corporation (the “Company”), with the Securities and Exchange Commission (as well as information in oral statements and other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. These forward-looking statements involve risks and uncertainties that could significantly affect anticipated results in the future and include information relating to:

•	plans for future expansion and other business development activities, as well as other capital spending;

•	financing sources and the effects of regulation;

•	competition;

•	the outcome of pending legal or administrative proceedings;

•	protection of the Company’s intellectual property; and

•	consummation of pending business transactions.

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

When used in this Quarterly Report on Form 10-Q and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries, and, except as set forth in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, have not changed since the Company filed its 2005 Annual Report on Form 10-K and include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products, catalog or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005*
ASSETS
Current assets:
Cash and cash equivalents	$1,563	$9,862
Accounts receivable, net of allowance for doubtful accounts of $246 and $348 at June 30, 2006 and December 31, 2005, respectively	11,458	6,383
Inventories	36,113	22,018
Prepaid expenses and other current assets	3,039	2,614
Deferred income taxes	877	885

Total current assets	53,050	41,762

Property and equipment, net	4,387	4,362
Deferred income taxes	4,574	4,558
Other assets	230	246
Goodwill	5,878	5,878
Other intangible assets, net	485	571

Total assets	$68,604	$57,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$4,000	$—
Accounts payable	12,531	6,462
Accrued expenses	4,359	4,300
Other current liabilities	422	210

Total current liabilities	21,312	10,972

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 9,052,035 and 9,036,199 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	90	90
Additional paid-in capital	64,134	63,834
Accumulated deficit	(16,932)	(17,519)

Total stockholders’ equity	47,292	46,405

Total liabilities and stockholders’ equity	$68,604	$57,377

*	Derived from audited consolidated financial statements filed in the Company’s 2005 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,__
	2006	2005	2006	2005
Revenues	$32,867	$29,780	$57,827	$52,359
Cost of goods sold	20,474	19,833	36,169	34,291

Gross profit	12,393	9,947	21,658	18,068

Operating expenses:
Selling, general and administrative	9,843	8,758	20,630	17,637
Amortization of intangible assets	43	43	87	87

Operating income	2,507	1,146	941	344

Other (income) expense:
Interest expense	42	53	42	58
Interest income	(26)	(24)	(95)	(35)

Income before income tax	2,491	1,117	994	321
Income tax	999	419	407	62

Net income	$1,492	$698	$587	$259

Net income per share calculation:
Net income per share – basic	$0.16	$0.08	$0.06	$0.03

Net income per share – diluted	$0.16	$0.07	$0.06	$0.03

Weighted average shares used in basic net income per share calculation	9,047,346	8,941,992	9,043,195	8,934,155
Weighted average shares used in diluted net income per share calculation	9,539,439	9,370,485	9,530,641	9,338,575

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$587	$259
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,068	912
Allowance for (recovery of ) doubtful accounts	(102)	(226)
Stock-based compensation	136	292
Deferred income taxes	91	34
Changes in operating assets and liabilities, net of assets and liabilities assumed in acquisition:
Accounts receivable	(4,973)	(3,251)
Inventories	(14,095)	(18,366)
Prepaid expenses and other current assets	(425)	957
Other assets	16	6
Accounts payable	6,069	12,371
Accrued expenses	59	(458)
Other current liabilities	212	67

Net cash used in operating activities	(11,357)	(7,403)

Cash flows from investing activities:
Purchase of property and equipment	(1,007)	(899)

Cash flows from financing activities:
Borrowings on line of credit	4,000	5,000
Bank overdraft Excess tax benefits from stock-based compensation	— 15	485 —
Exercise of employee stock options	50	160

Net cash provided by financing activities	4,065	5,645
Net decrease in cash and cash equivalents	(8,299)	(2,657)
Cash and cash equivalents at beginning of period	9,862	2,657

Cash and cash equivalents at end of period	$1,563	$—

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$15	$28
Income taxes	$235	$100

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principal recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

In June 2006 the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its condensed consolidated financial statements.

(3) Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company began recording compensation expense associated with the issuance of stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and as allowed by SFAS No. 123, Accounting for Stock-Based Compensation.

The Company adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based compensation recognized in the first quarter and six months of fiscal year 2006 now includes: (a) quarterly and year-to-date amortization related to the remaining unvested portion of all stock-based compensation awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) quarterly and year-to-date amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. As a result of the Company’s low historical forfeiture experience and a review of its current option holders, the Company did not anticipate any future forfeitures of options held by its current option holders at the date of adoption. As a result, the Company recorded no cumulative effect adjustment for estimated forfeitures for previously-issued stock options upon the adoption of SFAS No. 123R.

Impact of the Adoption of SFAS No. 123R

As a result of the adoption of SFAS No. 123R, for the three and six months ended June 30, 2006 the Company’s income from continuing operations before income taxes was $78,000 and $151,000 lower, respectively, and the Company’s net income was $72,000 and $141,000 lower, respectively, than what would have been recorded under the Company’s previous accounting methodology for stock-based compensation. The impact on basic earnings per share was $(0.01) and $(0.02) per share, respectively. The impact on diluted earnings per share was $(0.01) and $(0.01) per share, respectively.

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the book compensation recognized for such options. As a result of adopting SFAS No. 123R, $7,000 and $15,000 of excess tax benefits for the three and six months ended June 30, 2006, respectively, have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the three and six month periods ended June 30, 2006 was $45,000 and $50,000, respectively. Cash received from option exercises under all share-based payment arrangements for the three and six month periods ended June 30, 2005 was $25,000 and $160,000, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $6,000 and $10,000 for the three and six month periods ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $32,000 and $65,000 for the three and six month periods ended June 30, 2005, respectively.

Valuation Assumptions

The Company’s stock option plans provide its employees and directors the right to purchase common stock at the fair market value of such shares on the grant date. As of June 30, 2006, 2.1 million shares were authorized under these plans, and 790,596 shares were available for issuance. The Company issues shares upon the exercise of stock options from such shares authorized and available under the plans. The stock options generally cliff vest 33% at the end of each year over a period of three years. The contract term of the options is ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. The Company granted 2,000 stock options during the quarter and six months ended June 30, 2006, and the Company granted 19,000 stock options during the quarter and 29,000 stock options during the six months ended June 30, 2005. The assumptions used for the three and six month periods ended June 30, 2006 and 2005 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Volatility	72.30%	80.6%	73.3%	82.1%
Risk-free interest rate	5.02%	4.07%	4.79%	4.04%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.8	6.0	5.8	6.0

The Company has applied the fair value recognition provisions of SFAS No. 123R to record stock-based employee compensation in the form of stock options. During the three and six month periods ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated future forfeitures. For these awards, the Company has continued to recognize compensation expense using a straight-line amortization method. Stock-based awards of 2,000 options were granted during the three and six months ended June 30, 2006. When estimating forfeitures, the Company considers trends of actual option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2006 was an increase in selling, general and administrative expenses of $78,000 and $151,000, respectively (before tax benefit).

Stock-based Payment Award Activity

The following table summarizes activity under the Company’s stock option plans for the six months ended June 30, 2006

(in thousands, except per share and year amounts):

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The Money Options ($)
Outstanding, January 1, 2006	748	$2.51	6.2	$3,373
Granted	—	—	—
Exercised	(4)	$1.38	6.1
Cancelled/Forfeited/Expired	(8)	$1.41	5.8

Outstanding, March 31, 2006	736	$2.53	5.9	$3,876
Exercisable, March 31,2006	652	$2.21	5.6	$3,646
Granted	2	$7.90	9.9
Exercised	(12)	$3.84	6.4
Cancelled/Forfeited/Expired	—	$0.51	—

Outstanding, June 30, 2006	726	$2.52	5.7	$4,051
Exercisable, June 30, 2006	656	$2.25	5.4	$3,835

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2006 and 2005. Options with an aggregate intrinsic value of $52,000 and $110,000 were exercised during the six month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was approximately $204,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Stock-based compensation expense using the intrinsic value method as allowed under SFAS No. 123 was reflected in the Company’s results of operations in the amount of $54,000, net of tax, and $105,000, net of tax, for the three and six month periods ended June 30, 2005, respectively. Forfeitures of awards were recognized as they occurred.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Six Months
Net income, as reported	$698	$259
Add: Stock-based compensation expense included in reported net income loss, net of related tax effects	48	97
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	54	105

Pro forma net income	$692	$251

Net income per share:
Basic, as reported	$0.08	$0.03
Diluted, as reported	$0.07	$0.03
Basic, pro forma	$0.08	$0.03
Diluted, pro forma	$0.07	$0.03
Weighted average shares used in net income per share calculation, basic	8,941,992	8,934,155
Weighted average shares used in net income per share calculation, diluted	9,370,485	9,338,575

(4) Basic and Diluted Net Income Per Share

The basic and diluted net income per share information for the three and six months ended June 30, 2006 and 2005 included in the accompanying statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,492	$698	$587	$259
Denominator:
Denominator for basic net income per common share:	9,047,346	8,941,992	9,043,195	8,934,155
Basic net income per common share	$0.16	$0.08	$0.06	$0.03

Denominator for diluted net income per common share:	9,539,439	9,370,485	9,530,641	9,338,575
Diluted net income per common share	$0.16	$0.07	$0.06	$0.03

Dilutive shares comprised stock options for the three and six month periods ended June 30, 2006 and 2005, respectively.

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options to purchase common stock	5,156	5,156	7,156	82,156

The weighted-average exercise price of options to purchase common stock excluded from the computation of diluted net income per share was $10.67 for the three months ended June 30, 2006 and 2005. The weighted-average exercise price of options to purchase common stock excluded from the computation of diluted net income per share was $9.90 and $6.22 for the six months ended June 30, 2006 and 2005, respectively.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Revenues and operating income (loss) by segment follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Net revenues	$27,300	$24,643	$5,567	$5,137	$32,867	$29,780
Cost of goods sold	16,761	16,112	3,713	3,721	20,474	19,833

Gross profit	10,539	8,531	1,854	1,416	12,393	9,947

Operating expenses:
Selling, general, and administrative	8,030	6,971	1,813	1,787	9,843	8,758
Amortization of intangible assets	8	8	35	35	43	43

Operating income (loss)	$2,501	$1,552	$6	$(406)	$2,507	$1,146

	Early Childhood		Elementary School		Consolidated
	Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Net revenues	$50,700	$45,744	$7,127	$6,615	$57,827	52,359
Cost of goods sold	31,433	29,570	4,736	4,721	36,169	34,291

Gross profit	19,267	16,174	2,391	1,894	21,658	18,068

Operating expenses:
Selling, general, and administrative	16,862	13,848	3,768	3,789	20,630	17,637
Amortization of intangible assets	16	16	71	71	87	87

Operating income (loss)	$2,389	$2,310	$(1,448)	$(1,966)	$941	$344

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment and charges the Elementary School segment for such activities. These inter-segment charges are based on estimates of actual costs for such activities. Inter-segment charges, which are a reduction in selling, general and administrative expenses in the Early Childhood segment and an increase in such expenses in the Elementary School segment in the tables above, have been eliminated in consolidation and amounted to $128,000 for the three month periods ended June 30, 2006 and 2005, and $256,000 for the six month periods ended June 30, 2006 and 2005.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the three and six month periods ended June 30, 2006 or 2005. The segment asset information available is as follows (in thousands):

	June 30, 2006	December 31, 2005
Assets
Early Childhood	$58,099	$51,327
Elementary School	21,815	17,360
Eliminations	(11,310)	(11,310)

Total	$68,604	$57,377

The eliminations represent the investment by the Early Childhood segment in the Elementary School segment.

(6) Inventories

Inventories, stated at lower of cost or market, consist of the following amounts (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and work in progress	$992	$915
Finished goods	35,121	21,103

	$36,113	$22,018

(7) Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(868)	$953	$(852)
Customer lists	1,410	(1,010)	1,410	(940)

	$2,363	$(1,878)	$2,363	$(1,792)

Total amortization expense on intangible assets was $43,000 and $87,000 for the three and six month periods ended June 30, 2006 and 2005, respectively.

The carrying amount of goodwill was $5.9 million at June 30, 2006 and December 31, 2005. There was no impairment loss recorded during the three and six month periods ended June 30, 2006 and 2005.

(8) Credit Facility

The Company has available a secured credit facility with Bank of America, N.A. (the “Bank of America Facility”) for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007. As of June 30, 2006 and December 31, 2005, the Company had outstanding borrowings under the Bank of America Facility of $4.0 million and zero, respectively. Available borrowing capacity as of June 30, 2006 and December 31, 2005 was $16.0 million and $10.0 million, respectively.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of June 30, 2006, the Company was in compliance with all of the financial covenants set forth in the Bank of America Facility.

(9) Legal Matters

The staff in the Division of Enforcement in the San Francisco District Office of the Securities and Exchange Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement of its financial statements for the fiscal year ended December 31, 2004 and the quarter ended March 31, 2005 — which restated financial statements were filed with the Commission by the Company on Form 10-K/A and Form 10-Q/A, respectively, on February 1, 2006 — and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company is awaiting the findings of the Commission in connection with the formal investigation.

In addition to the above-referenced administrative proceeding, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

(10) Subsequent Event

On July 19, 2006, the Company, ELC Acquisition Corporation and ELC Holdings Corporation, an affiliate of Thoma Cressey Equity Partners, executed a definitive agreement by which ELC Holdings Corporation agreed to acquire the Company in a merger transaction valued at approximately $125 million, subject to an affirmative vote of the Company’s stockholders, certain regulatory approvals, and other conditions. The merger agreement contains certain termination rights for ELC Holdings Corporation and the Company and provides that, upon termination of the merger agreement under specified circumstances, the Company may be required to pay ELC Holdings Corporation a termination fee of $3.60 million and reimburse ELC Holdings Corporation for its out-of-pocket costs and expenses up to $1.40 million. The transactions contemplated by the merger agreement are expected to close in the fourth quarter of 2006. For more information on the merger agreement and related documents, see the Company’s Current Reports on Forms 8-K, filed with the Commission on July 20 and 25, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, primarily including:

•	its Discount School Supply catalog and website, through which the Company develops, markets and sells educational products to early childhood professionals and, to a lesser extent, consumers;

•	EPI’s fundraising programs, through which the Company sells school supplies and other products specifically targeted for use by children in kindergarten through sixth grade to elementary schools, teachers and other education organizations;

•	its ECMD catalog and website, through which the Company markets and sells furniture and equipment to early childhood professionals, and

•	Earlychildhood NEWS, an award winning web-based professional journal focused on the growth and development of children from infancy through age eight.

All of the foregoing is supported by a national sales force, which, as of June 30, 2006, numbered 61 people.

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

While the majority of the Company’s inventory is purchased from domestic vendors, a significant percentage is sourced from overseas. Inventory ordered from foreign vendors constituted 29% of the Company’s total inventory at June 30, 2006, compared to 27% at June 30, 2005. The Company takes title to inventory purchased from overseas at point of shipment; the Company takes title to inventory purchased domestically upon receipt for certain vendors, and at point of shipment for certain other vendors, based on vendor shipping terms.

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

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to account for its goodwill and intangible assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company conducts its annual impairment test on December 31. The Company’s goodwill impairment test is based on a comparison of carrying values and fair value of the Company’s two reporting units, its Early Childhood and Elementary School segments.

Income Taxes

The Company files a consolidated tax return with its wholly-owned subsidiaries. The Company’s condensed consolidated statements of operations reflect the income tax expense based on the actual tax position of the Company and its subsidiaries in effect for the respective periods.

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the deferred tax asset, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would be made to increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, a decrease to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Revenues

Revenues were $32.9 million and $29.8 million for the second quarters of 2006 and 2005, respectively. The increase in revenues in 2006 over 2005 of 10.4%, or $3.1 million, was primarily due to growth of 10.8%, or $2.7 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, which generated $456,000 in increased revenues, new customer solicitation and improved sales and marketing strategies. Average quarterly sales price per unit for the Early Childhood segment increased 7.0% from 2005, with total units sold in the segment up 4.4% from 2005.

For the first six months of 2006 and 2005, revenues were $57.8 million and $52.4 million, respectively. The increase in revenues in 2006 over 2005 of 10.3%, or $5.4 million, was primarily due to growth of 10.8%, or $5.0 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, which generated $683,000 in increased revenues, new customer solicitation and improved sales and marketing strategies. Average six month sales price per unit for the Early Childhood segment increased 6.3% from 2005, with total units sold in the segment up 5.4% from 2005.

The Company will continue with its goal to achieve revenue growth in the Early Childhood and Elementary School segments by improving circulation of its catalogs, offering new proprietary products, soliciting new customers, implementing more aggressive sales and marketing strategies and enhancing the Company’s websites. Certain factors that could cause actual results to differ materially from the Company’s expectations are discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II of this Quarterly Report on Form 10-Q.

Gross Profit

Gross profit was $12.4 million for the three month period ended June 30, 2006, a $2.5 million increase over the gross profit of $9.9 million for the same period in 2005. The increase in gross profit in 2006 was primarily due to an increase in gross profit of 24.0%, or $2.0 million, in the Early Childhood segment, which resulted from increased sales of proprietary products that carry higher margins, increased product sourcing in China and continued improvements in freight management. The increase in gross profit of 30.9%, or $438,000, in the Elementary segment was achieved through more effective sales and marketing strategies.

Gross profit as a percentage of sales was 37.7% and 33.4% for the second quarters of 2006 and 2005, respectively. Gross profit as a percentage of sales increased from 2005 to 2006 due to improved product sourcing from China, increased sales of proprietary products with higher margins and improved freight management.

For the first six months of 2006, gross profit was $21.7 million, a $3.6 million increase over the gross profit of $18.1 million for the same period in 2005. The increase in gross profit in 2006 was primarily due to an increase in gross profit of 19.1%, or $3.1 million, in the Early Childhood segment, which resulted from increased sales of proprietary products that carry higher margins, increased product sourcing in China and continued improvements in freight management. The increase in gross profit of 26.2%, or $497,000, in the Elementary segment was achieved through more effective sales and marketing strategies.

Gross profit as a percentage of sales was 37.5% and 34.5% for the first six months of 2006 and 2005, respectively. Gross profit as a percentage of sales increased from 2005 to 2006 due to improved product sourcing from China, increased sales of proprietary products with higher margins and improved freight management.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses for the three months ended June 30, 2006 and 2005 was $2.0 million and $1.9 million, respectively, or 6.1% and 6.4% as a percentage of sales, respectively. The amount of these costs for the six months ended June 30, 2006 and 2005 was $3.7 million and $3.6 million, respectively, or 6.4% and 6.8% as a percentage of sales, respectively.

The amount of shipping costs related to shipments made directly from vendors to customers for the three months ended June 30, 2006 and 2005 was $1.3 million and $1.0 million, respectively, or 4.0% and 3.4% as a percentage of sales, respectively. The amount of these costs for the six months ended June 30, 2006 and 2005 was $2.4 million and $1.9 million, respectively, or 4.2% and 3.6% as a percentage of sales, respectively.

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

Selling, general and administrative expenses increased $1.0 million, or 11.4%, to $9.8 million for the three months ended June 30, 2006, compared to $8.8 million for the same period in 2005. The increase in selling, general and administrative expenses in 2006 over 2005 was primarily attributable to the Company having incurred increased personnel related expenses and catalog related expenses. In addition, the Company incurred additional expenses related to an internal investigation and the subsequent restatement of its previously issued financial statements for fiscal year 2004 and the first quarter of 2005, and the related Securities and Exchange Commission investigation. These expenses, consisting of billings from third parties, totaled $169,000 during the second quarter of 2006, and included legal expenses of $109,000, and consultancy expenses of $60,000. The Company has continued to incur certain of these expenses in the third quarter of 2006, but at significantly reduced levels.

For the first six months of 2006, selling, general and administrative expenses increased $3.0 million, or 17.0%, to $20.6 million, compared to $17.6 million for the same period in 2005. The increase in selling, general and administrative expenses in 2006 over 2005 was primarily attributable to the Company having incurred increased personnel related expenses and catalog related expenses. In addition, the Company incurred significant additional expenses related to the aforementioned internal investigation, restatements, and the related Securities and Exchange Commission investigation. These expenses, consisting of billings from third parties, totaled $1.3 million during the first half of 2006, and included legal expenses of $488,000, audit and review expenses of $652,000, and consultancy expenses of $183,000.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 and $87,000 for the three and six month periods ended June 30, 2006 and 2005, respectively.

Interest Expense

Interest expense was $42,000 and $53,000 for the three months ended June 30, 2006 and 2005, respectively, and $42,000 and $58,000 for the six months ended June 30, 2006 and 2005, respectively.

Income Taxes

The Company recorded an income tax expense of $999,000 and $419,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The effective tax rate for the three months ended June 30, 2006 and 2005 was 40.1% and 37.5%, respectively. For the first six months of 2006 and 2005, the effective tax rate was 40.9% and 19.3%. The difference between the effective tax rate and the statutory rate in 2005 was primarily attributable to a discrete benefit reported in the first quarter of 2005 associated with changes in the estimated future effective state rate applied to the Company’s state deferred tax assets and liabilities.

The Company has recorded a deferred tax asset in an amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would be made to increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Liquidity and Capital Resources

The Company has available a secured credit facility with Bank of America, N.A. (the “Bank of America Facility”) for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year, through its maturity date of October 1, 2007. As of June 30, 2006 and December 31, 2005, the Company had outstanding borrowings under the Bank of America Facility of $4.0 million and zero, respectively. Available borrowing capacity as of June 30, 2006 and December 31, 2005 was $16.0 and $10.0 million, respectively. The Company’s primary cash needs are for operations and capital expenditures. Additionally, there may be future cash needs for any potential acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of June 30, 2006, the Company had net working capital of $31.7 million.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of June 30, 2006, the Company was in compliance with all of the financial covenants set forth in the Bank of America Facility.

During the six months ended June 30, 2006, the Company’s operating activities used $11.4 million of cash. The cash was used by increased balances in inventories, accounts receivable and prepaid expenses, which were partially offset by increased balances in accounts payable and accrued expenses. The Company used $1.0 million of cash for investing activities during the first six months of 2006, with which the Company purchased property and equipment. The Company obtained $4.0 million in cash from financing activities through bank borrowings, and $65,000 as a result of exercised stock options and related tax benefit.

As of June 30, 2006, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees, except for a $50,000 stand by letter of credit with one of the Company’s insurance carriers.

The following table summarizes the Company’s contractual obligations as of June 30, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Non-cancelable Operating Lease Obligations	$8,733	$2,897	$4,989	$846	$—

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of June 30, 2006, the Company had $4.0 million in borrowings under the Bank of America Facility and available borrowing capacity of $16.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

Foreign Currency Risk

The Company purchases some of its products from foreign vendors. Accordingly, the Company’s prices of imported products are subject to variability based on foreign exchange rates. However, the Company’s purchase orders are denominated in U.S. dollars and the Company does not enter into long-term purchase commitments. The Company does not engage in hedging activities with regard to its foreign purchases.

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

The Company determined that this restatement was attributable to a number of factors. The most significant factor was the Company’s failure to timely record and to accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of additional review procedures performed by the Company and its forensic accountants and subsequent audit procedures by its registered independent public accountants, certain other accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized to inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in controls over financial reporting may exist. As a result, the Company’s Chief Executive Officer has concluded that, as of June 30, 2006, the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting function over the Company’s processing of certain financial information.

Management identified this material weakness based on the internal investigation conducted at the direction of the Audit Committee, including review of the work product of the forensic accountants retained to assist in the investigation. The Company believes that invoices relating to inventory on hand as of December 31, 2004 were not timely processed for payment and were not adequately accrued. The internal investigation revealed that the Company set aside certain invoices pending completion of the year end audit without determining whether the invoices were properly accrued and that some of the Company’s accounting personnel were aware of this treatment of invoices, but failed to bring the matter to the attention of appropriate senior management, the Audit Committee, or the independent auditors. The Company has determined that this material weakness contributed to the failure to timely record and to properly accrue for certain invoices (relating primarily to inventory and catalog costs) as of December 31, 2004. These conditions also contributed to the other errors that were noted and corrected during the review procedures performed by the Company and its forensic accountants and subsequent audit procedures by the Company’s independent registered public accounting firm.

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

Evaluation of Disclosure Controls and Procedures

Certain changes in the Company’s internal control over financial reporting during the quarter and six months ended June 30, 2006 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting are described below.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take the following steps to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures:

•	The first identified material weakness had already begun being remediated by the Company with its implementation of procedures in May 2005 to ensure that its accounts payable invoices are processed promptly in accordance with standard procedures when received, and that accruals are maintained and reviewed by appropriate senior accounting and financial reporting management on a monthly basis. In addition, the Company’s Chief Financial Officer resigned effective as of September 13, 2005 and the Company is in the process of identifying a new Chief Financial Officer. The Company’s former Controller had been terminated in June 2005, and a new Controller was formally appointed in November 2005. The Company has significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, implemented enhanced segregation of duties, and documented and implemented specific desk-level procedures in the accounting and financial reporting departments. The Company believes that the steps it has taken have substantially remediated this material weakness.

•	To remediate the second identified material weakness, the Company has implemented and documented rigorous and detailed procedures for the closing of each fiscal period that include specific protocols for the timely review by appropriate senior accounting and financial reporting management of all adjusting journal entries. In addition, the Company significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, and implemented enhanced segregation of duties. In addition, as noted, the Company is in the process of identifying a new Chief Financial Officer and has replaced the former Controller. Additional controls and safeguards are being evaluated. The Company believes that the steps it has taken have substantially mitigated, and systems conversions currently underway will remediate, this material weakness.

In addition to the remediation steps described above, the Company has:

•	Implemented new software enhancements to improve and/or integrate major systems and enhance the control environment in the areas of financial planning and analysis, internal reporting, and integration of the sales order entry and inventory subsystems with the general ledger system;

•	Initiated training and education of all relevant personnel involved in interactions with the Company’s independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to the Company’s independent registered public accountants;

•	Communicated with all Company employees reaffirming the Company’s whistleblower protections; and

•	Accelerated the documentation and internal control evaluation processes contemplated by Section 404 of the Sarbanes-Oxley Act.

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

The staff in the Division of Enforcement in the San Francisco District Office of the Securities and Exchange Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement of its financial statements for the fiscal year ended December 31, 2004 and the quarter ended March 31, 2005 — which restated financial statements were filed with the Commission by the Company on Form 10-K/A and Form 10-Q/A, respectively, on February 1, 2006 — and the related circumstances. At that time, the staff requested that the Company preserve certain documents related to this inquiry and provide on a voluntary basis certain documents to the staff for its review. The Company has cooperated with the informal inquiry and provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. The Company is awaiting the findings of the Commission in connection with the formal investigation.

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

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than the addition of the following risk factors:

Risks Related to the Proposed Merger

On July 19, 2006, the Company, ELC Acquisition Corporation and ELC Holdings Corporation, an affiliate of Thoma Cressey Equity Partners, executed a definitive agreement by which ELC Holdings Corporation agreed to acquire the Company in a merger transaction valued at approximately $125 million, subject to an affirmative vote of the Company’s stockholders, certain regulatory approvals, and other conditions. The transactions contemplated by the merger agreement are expected to close in the fourth quarter of 2006.

In connection with the proposed merger, the Company will file a definitive proxy statement with the SEC. The proxy statement contains important information about the Company, the proposed merger and other related matters. The Company urges all of its stockholders to read the proxy statement. In relation to the proposed merger, the Company is subject to certain risks including, but not limited to, those set forth below.

Failure to complete the merger could negatively impact the Company’s stock price and its future business and financial results.

Completion of the proposed merger is subject to the satisfaction or waiver of various conditions, including the receipt of approval from the Company’s stockholders, receipt of various approvals and authorizations, and the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived.

If the proposed merger is not completed for any reason, the Company will be subject to several risks, including the following:

•	being required, under certain circumstances, including if the Company signs a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $3.6 million;

•	being required, under certain circumstances, including if the Company breaches the merger agreement, to reimburse ELC Holdings Corporation for up to $1.4 million of its reasonable and accountable costs and expenses in connection with the merger agreement;

•	having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the proposed merger and integration planning instead of on the Company’s core business and other opportunities that could have been beneficial to it.

In addition, the Company would not realize any of the expected benefits of having completed the proposed merger. If the proposed merger is not completed, the Company cannot assure its stockholders that these risks will not materialize or materially adversely affect its business, financial results, financial condition and stock price.

Provisions of the merger agreement may deter alternative business combinations and could negatively impact the Company’s stock price if the merger agreement is terminated in certain circumstances.

Restrictions in the merger agreement on solicitation prohibit the Company from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to the Company’s stockholders when compared to the terms and conditions of the proposed merger. If the merger is not completed, the Company may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the merger agreement is terminated, the Company, in certain specified circumstances, may be required to pay a termination fee of up to $3.60 million to ELC Holdings Corporation. In addition, under certain circumstances, the Company may be required to pay ELC Holdings Corporation an expense fee of $10.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to the Company’s stockholders than the merger.

The Company’s stock price and businesses may be adversely affected if the merger is not completed.

If the merger is not completed, the trading price of the Company’s common stock may decline, to the extent that the current market prices reflect a market assumption that the merger will be completed. In addition, the Company’s businesses and operations may be harmed to the extent that customers, vendors and others believe that it cannot effectively operate

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company submitted to stockholder vote and its stockholders approved the following items at the Company’s Annual Meeting of Stockholders held on May 23, 2006.

a)	Election of two directors for additional three-year terms:

Name	Votes For	Withheld Authority
Ronald Elliott	7,391,401	943,510
Dean DeBiase	7,386,801	948,110

In addition to the two directors listed above, the terms of the following five directors continued after the meeting: Lou Casagrande, Richard Delaney, Colin Gallagher, Scott Graves and Robert MacDonald.

b)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 by a vote of 8,326,268 “for,” 9,494 “against,” and 149 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

*31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott Chief Executive Officer and Acting Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)