Form 10-Q
period 2006-09-30
EXCELLIGENCE LEARNING CORP
filed 2006-11-13
CIK 1130950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,055,935 shares outstanding as of November 9, 2006.

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

When used in this Quarterly Report on Form 10-Q and in other statements made by or on behalf of the Company, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “expects,” “estimates,” “projects,” “could” and other similar words or expressions, which are predictions of or indicative of future events, conditions and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about the Company and its subsidiaries, and, except as set forth in “Part II. Item 1A. Risk Factors” of the Quarterly Report on Form 10-Q, have not changed since the Company filed its 2005 Annual Report on Form 10-K and include, but are not limited to, the following:

•	the Company’s ability to diversify product offerings or expand in new and existing markets;

•	changes in general economic and business conditions and in the educational products, catalog or e-retailing industry in particular;

•	the impact of competition, specifically, if competitors were to either adopt a more aggressive pricing strategy than the Company or develop a competing line of proprietary products;

•	the level of demand for the Company’s products;

•	fluctuations in currency exchange rates, which could potentially result in a weaker U.S. dollar in overseas markets, increasing the Company’s cost of inventory purchased; and

•	other factors discussed in “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K and Part II of the Quarterly Report on Form 10-Q.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005*
ASSETS
Current assets:
Cash and cash equivalents	$9,296	$9,862
Accounts receivable, net of allowance for doubtful accounts of $282 and $348 at September 30, 2006 and December 31, 2005, respectively	18,546	6,383
Inventories	19,930	22,018
Prepaid expenses and other current assets	4,529	2,614
Deferred income taxes	850	885

Total current assets	53,151	41,762

Property and equipment, net	4,164	4,362
Deferred income taxes	4,347	4,558
Other assets	318	246
Goodwill	5,878	5,878
Other intangible assets, net	441	571

Total assets	$68,299	$57,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,252	$6,462
Accrued expenses	5,264	4,300
Income taxes payable	5,004	—
Other current liabilities	629	210

Total current liabilities	16,149	10,972

Stockholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 9,052,035 and 9,036,199 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	90	90
Additional paid-in capital	64,199	63,834
Accumulated deficit	(12,139)	(17,519)

Total stockholders’ equity	52,150	46,405

Total liabilities and stockholders’ equity	$68,299	$57,377

*	Derived from audited consolidated financial statements filed in the Company’s 2005 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$61,038	$57,092	$118,865	$109,451
Cost of goods sold	39,040	37,337	75,209	71,628

Gross profit	21,998	19,755	43,656	37,823

Operating expenses:
Selling, general and administrative	13,055	11,882	33,685	29,519
Amortization of intangible assets	43	43	130	130

Operating income	8,900	7,830	9,841	8,174

Other (income) expense:
Interest expense	60	78	102	136
Interest income	(56)	(29)	(151)	(64)

Income before income tax	8,896	7,781	9,890	8,102
Income tax	4,104	3,342	4,510	3,404

Net income	$4,792	$4,439	$5,380	$4,698

Net income per share calculation:
Net income per share – basic	$0.53	$0.49	$0.59	$0.52

Net income per share – diluted	$0.50	$0.47	$0.56	$0.50

Weighted average shares used in basic net income per share calculation	9,055,681	9,002,284	9,047,403	8,957,114
Weighted average shares used in diluted net income per share calculation	9,608,289	9,376,253	9,557,182	9,306,546

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,380	$4,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1, 704	1,382
Allowance for doubtful accounts	66	(158)
Stock-based compensation	208	214
Deferred income taxes	246	2,412
Changes in operating assets and liabilities:
Accounts receivable	(12,229)	(7,578)
Inventories	2,088	(2,223)
Prepaid expenses and other current assets	(1,915)	2,006
Other assets	(72)	(36)
Accounts payable	(1,210)	1,752
Accrued expenses	964	748
Income taxes payable	5,004	—
Other current liabilities	419	91

Net cash provided by operating activities	653	3,308

Cash flows from investing activities:
Purchase of property and equipment	(1,290)	(1,094)

Cash flows from financing activities:
Borrowings on line of credit	4,000	8,000
Principal payments on line of credit	(4,000)	(8,000)
Excess tax benefits from stock-based compensation	16	—
Exercise of employee stock options	55	349

Net cash provided by financing activities	71	349
Net (decrease) increase in cash and cash equivalents	(566)	2,563
Cash and cash equivalents at beginning of period	9,862	2,657

Cash and cash equivalents at end of period	$9,296	$5,220

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$74	$114
Income taxes	$316	$173

See accompanying notes to condensed consolidated financial statements.

EXCELLIGENCE LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The Business

Excelligence Learning Corporation, a Delaware corporation (the “Company”), is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. The Company was incorporated in the State of Delaware on November 6, 2000 for the purpose of effecting the combination (the “Combination”) of the businesses of Earlychildhood LLC, a California limited liability company (“Earlychildhood”), and SmarterKids.com, Inc., a Delaware corporation (“SmarterKids.com”). The Company’s business is primarily conducted through its wholly-owned subsidiaries, Earlychildhood, Educational Products, Inc., a Texas corporation (“EPI”), and Marketing Logistics, Inc., a Minnesota corporation dba Early Childhood Manufacturers’ Direct (“ECMD”). Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, and is supported by a national sales force, which, as of September 30, 2006, numbered 59 people.

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

Entry into the Merger Agreement

On July 19, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ELC Holdings Corporation, a Delaware corporation (“Parent”), and ELC Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent agreed to acquire the Company and its subsidiaries through the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving entity. Pursuant to the terms of the Merger Agreement, upon the consummation of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company will be converted into the right to receive $13.00 in cash.

The Merger is subject to customary closing conditions, including, among others, the approval of the Merger by an affirmative vote of the majority of the holders of the Company’s shares of common stock. In addition, the obligation of the Company, on the one hand, and Parent and Merger Sub, on the other, to consummate the Merger is subject to the material accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants and agreements. It is anticipated that the Merger will close during the fourth quarter of 2006. The foregoing descriptions of the Merger and the Merger Agreement are qualified in their entirety by reference to the text of the Merger Agreement, which was filed with the Securities and Exchange Commission on July 25, 2006 as Exhibit 2.1 to the Company’s current report on Form 8-K.

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

In June 2006, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)(EITF 06-3). EITF 06-3 is effective, through retrospective application, for periods beginning after December 15, 2006.

The Company does not expect that the adoption of EITF 06-3 will have a significant impact on its condensed consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides the staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. The Company is currently evaluating the impact if the adoption of SAB 108 on its financial statements.

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

The Company adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based compensation recognized in the third quarter and nine months of fiscal year 2006 now includes: (a) quarterly and year-to-date amortization related to the remaining unvested portion of all stock-based compensation awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) quarterly and year-to-date amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. Due to the Company’s low historical forfeiture experience and after a review of its current option holders, the Company did not anticipate any future forfeitures of options held by its option holders at the date of adoption. As a result, the Company recorded no cumulative effect adjustment for estimated forfeitures for previously-issued stock options upon the adoption of SFAS No. 123R.

Impact of the Adoption of SFAS No. 123R

As a result of the adoption of SFAS No. 123R, for the three and nine months ended September 30, 2006 the Company’s income from continuing operations before income taxes was $57,000 and $208,000 lower, respectively, and the Company’s net income was $51,000 and $192,000 lower, respectively, than what would have been recorded under the Company’s previous accounting methodology for stock-based compensation. The impact on basic earnings per share was $(0.01) and $(0.02) per share, respectively. The impact on diluted earnings per share was $(0.01) and $(0.02) per share, respectively.

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the book compensation recognized for such options. As a result of adopting SFAS No. 123R, $16,000 of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the three and nine month periods ended September 30, 2006 was $5,000 and $55,000, respectively. Cash received from option exercises under all share-based payment arrangements for the nine month period ended September 30, 2005 was $349,000. The total income tax benefit recognized in the income statement for stock-based compensation costs was $6,000 and $16,000 for the three and nine month periods ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $23,000 and $92,000 for the three and nine month periods ended September 30, 2005, respectively.

Valuation Assumptions

The Company’s stock option plans provide its employees and directors the right to purchase common stock at the fair market value of such shares on the grant date. As of September 30, 2006, 2.1 million shares were authorized under these plans, and 790,596 shares were available for issuance. The Company issues shares upon the exercise of stock options from such shares authorized and available under the plans. The stock options generally cliff vest 33% at the end of each year over a period of three years. The contract term of the options is ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. The Company granted zero and 2,000 stock options with an aggregate fair value of $12,000 during the quarter and nine months ended September 30, 2006, respectively, and the Company granted zero stock options during the quarter and 29,000 stock options with an aggregate fair value of $100,000 during the nine months ended September 30, 2005.

The assumptions used for the three and nine month periods ended September 30, 2006 and 2005 are presented below:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Volatility	73.1%	81.0%
Risk-free interest rate	4.86%	4.06%
Dividend yield	0.0%	0.0%
Expected life	5.6	6.0

Stock-based Payment Award Activity

The following table summarizes activity under the Company’s stock option plans for the nine months ended September 30, 2006 (in thousands, except per share and year amounts):

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The Money Options ($)
Outstanding, January 1, 2006	748	$2.51	6.2	$3,373

Granted	—	—	—	—
Exercised	(4)	$1.38	6.1	—
Cancelled/Forfeited/Expired	(8)	$1.41	5.8	—

Outstanding, March 31, 2006	736	$2.53	5.9	$3,876
Vested and Exercisable, March 31,2006	652	$2.21	5.6	$3,646

Granted	2	$7.90	9.9	—
Exercised	(12)	$3.84	6.4	—
Cancelled/Forfeited/Expired	—	$0.51	—	—

Outstanding, June 30, 2006	726	$2.52	5.7	$4,051
Vested and Exercisable, June 30,2006	656	$2.25	5.4	$3,835

Granted	—	—	—	—
Exercised	(4)	$1.38	5.6	—
Cancelled/Forfeited/Expired	(1)	$1.98	—	—
Outstanding, September 30, 2006	721	$2.52	5.4	$4,051
Vested and Exercisable, September 30,2006	656	$2.25	5.1	$3,835

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2006 and 2005. As of September 30, 2006 and 2005, the aggregate intrinsic value, determined as of the date of options exercised under the Company’s stock option plan, was $78,000 and $465,000, respectively. As of September 30, 2006, there was approximately $147,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Stock-based compensation expense using the intrinsic value method as allowed under SFAS No. 123 was reflected in the Company’s results of operations in the amount of $51,000, net of tax, and $156,000, net of tax, for the three and nine month periods ended September 30, 2005, respectively.

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$4,439	$4,698
Add: Stock-based compensation expense included in reported net income, net of related tax effects	32	129

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	51	156

Pro forma net income	$4,420	$4,671

Net income per share:
Basic, as reported	$0.49	$0.52
Diluted, as reported	$0.47	$0.50
Basic, pro forma	$0.49	$0.52
Diluted, pro forma	$0.47	$0.50
Weighted average shares used in net income per share calculation, basic	9,002,284	8,957,114
Weighted average shares used in net income per share calculation, diluted	9,376,253	9,306,546

(4)	Basic and Diluted Net Income per Share

The basic and diluted net income per share information for the three and nine months ended September 30, 2006 and 2005 included in the accompanying condensed consolidated statements of operations is based on the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$4,792	$4,439	$5,380	$4,698
Denominator:
Denominator for basic net income per common share:	9,055,681	9,002,284	9,047,403	8,957,114
Basic net income per common share	$0.53	$0.49	$0.59	$0.52

Denominator for diluted net income per common share:	9,608,289	9,376,253	9,557,182	9,306,546
Diluted net income per common share	$0.50	$0.47	$0.56	$0.50

Dilutive shares comprised stock options for the three and nine month periods ended September 30, 2006 and 2005.

The following potential shares of common stock have been excluded from the computation of diluted net income per common share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	—	5,156	7,156	15,156

The weighted-average exercise price of options to purchase common stock excluded from the computation of diluted net income per share was $10.67 for the three months ended September 30, 2005. The quarter ended September 30, 2006 had no exclusions. The weighted-average exercise price of options to purchase common stock excluded from the computation of diluted net income per share was $10.67 and $7.68 for the nine months ended September 30, 2006 and 2005, respectively.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Revenues and operating income by segment follows (in thousands):

	Early Childhood		Elementary School		Consolidated
	Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005
Net revenues	$40,146	$36,484	$20,892	$20,608	$61,038	$57,092
Cost of goods sold	25,500	23,382	13,540	13,955	39,040	37,337

Gross profit	14,646	13,102	7,352	6,653	21,998	19,755

Operating expenses:
Selling, general, and administrative	10,811	9,871	2,244	2,011	13,055	11,882
Amortization of intangible assets	8	8	35	35	43	43

Operating income	$3,827	$3,223	$5,073	$4,607	$8,900	$7,830

	Early Childhood		Elementary School		Consolidated
	Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005
Net revenues	$90,845	$82,229	$28,020	$27,222	$118,865	$109,451
Cost of goods sold	56,932	52,952	18,277	18,676	75,209	71,628

Gross profit	33,913	29,277	9,743	8,546	43,656	37,823

Operating expenses:
Selling, general, and administrative	27,673	23,719	6,012	5,800	33,685	29,519
Amortization of intangible assets	24	24	106	106	130	130

Operating income	$6,216	$5,534	$3,625	$2,640	$9,841	$8,174

The Early Childhood segment performs limited administrative activities, including certain accounting and information system functions, on behalf of the Elementary School segment and charges the Elementary School segment for such activities. These inter-segment charges are based on estimates of actual costs for such activities. Inter-segment charges, which are included as a reduction in selling, general and administrative expenses in the Early Childhood segment and an increase in such expenses in the Elementary School segment in the tables above, have been eliminated in consolidation and amounted to $128,000 for the three month periods ended September 30, 2006 and 2005, and $384,000 for the nine month periods ended September 30, 2006 and 2005.

The Company had no customer comprising greater than 10% of its revenue or accounts receivable as of and for the three and nine month periods ended September 30, 2006 or 2005. The segment asset information available is as follows (in thousands):

	September 30, 2006	December 31, 2005
Assets
Early Childhood	$56,649	$51,327
Elementary School	22,960	17,360
Eliminations	(11,310)	(11,310)

Total	$68,299	$57,377

The eliminations represent the investment by the Early Childhood segment in the Elementary School segment.

(6)	Inventories

Inventories, stated at lower of cost or market, consisted of the following amounts (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and work in progress	$1,055	$915
Finished goods	18,875	21,103

	$19,930	$22,018

(7)	Goodwill and Intangible Assets

The following table identifies the major classes of intangible assets at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks, trade names and formulas	$953	$(876)	$953	$(852)
Customer lists	1,410	(1,045)	1,410	(940)

	$2,363	$(1,921)	$2,363	$(1,792)

Total amortization expense on intangible assets was $43,000 and $130,000 for each of the three and nine month periods ended September 30, 2006 and 2005, respectively.

The carrying amount of goodwill was $5.9 million at September 30, 2006 and December 31, 2005. There was no impairment loss recorded during the three and nine month periods ended September 30, 2006 and 2005.

(8)	Credit Facility

The Company has available a secured credit facility with Bank of America, N.A. (the “Bank of America Facility”) for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year until its maturity date of October 1, 2007. As of September 30, 2006 and December 31, 2005, the Company had zero outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of September 30, 2006 and December 31, 2005 was $20.0 million and $10.0 million, respectively.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of September 30, 2006, the Company was in compliance with all of the financial covenants set forth in the Bank of America Facility.

(9)	Legal Matters

The staff in the Division of Enforcement in the San Francisco District Office of the Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement of its financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005 and the related circumstances. The Company cooperated with the informal inquiry and voluntarily provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. As previously disclosed, in September 2006, the Company received written notification from the staff that the investigation had been terminated and that no enforcement action against the Company had been recommended to the Commission.

Aside from to the above-referenced administrative proceeding, the Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation the outcome of which would have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a developer, manufacturer and retailer of educational products, which are sold to child care programs, preschools, elementary schools and consumers. Through a predecessor entity, the Company began operations in 1985. The Company utilizes multiple sales, marketing and distribution channels, and is supported by a national sales force, which, as of September 30, 2006, numbered 59 people.

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

Entry into the Merger Agreement

On July 19, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ELC Holdings Corporation, a Delaware corporation (“Parent”), and ELC Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent agreed to acquire the Company and its subsidiaries through the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving entity. Pursuant to the terms of the Merger Agreement, upon the consummation of the Merger, each issued and outstanding share of the common stock, par value $0.01 per share, of the Company will be converted into the right to receive $13.00 in cash.

The Merger is subject to customary closing conditions, including, among others, the approval of the Merger by the affirmative vote of the majority of the holders of the Company’s shares of common stock. In addition, the obligation of the Company, on the one hand, and Parent and Merger Sub, on the other, to consummate the Merger is subject to the material accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants and agreements. It is anticipated that the Merger will close during the fourth quarter of 2006. The foregoing descriptions of the Merger and the Merger Agreement are qualified in their entirety by reference to the text of the Merger Agreement, which was filed with the Securities and Exchange Commission on July 25, 2006 as Exhibit 2.1 to the Company’s current report on Form 8-K and is incorporated herein by reference.

On October 27, 2006, in connection with its entry into the Merger Agreement, the Company filed a definitive proxy statement with respect to a special meeting of the Company’s stockholders to be held on November 29, 2006 to vote for the adoption of the Merger Agreement and the adjournment of the special meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of meeting to adopt the Merger Agreement. The proxy statement was mailed to the Company’s stockholders on October 31, 2006.

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

While the majority of the Company’s inventory is purchased from domestic vendors, a significant percentage is sourced from overseas. Inventory ordered from foreign vendors constituted 28% of the Company’s total inventory for the nine months ended September 30, 2006, compared to 29% for the same period in 2005. The Company takes title to inventory purchased from overseas at point of shipment; the Company takes title to inventory purchased domestically upon receipt for certain vendors, and at point of shipment for certain other vendors.

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

Results of Operations

Revenues

Revenues were $61.0 million and $57.1 million for the third quarters of 2006 and 2005, respectively. The increase in revenues in 2006 over 2005 of 6.8%, or $3.9 million, was primarily due to growth of 10.0%, or $3.7 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, which generated $1.3 million in increased revenues, new customer solicitation and improved sales and marketing strategies. Average quarterly sales price per unit for the Early Childhood segment increased 6.6% from 2005, with total units sold in the segment up 4.3% from 2005.

For the first nine months of 2006 and 2005, revenues were $118.9 million and $109.5 million, respectively. The increase in revenues in 2006 over 2005 of 8.5%, or $9.4 million, was primarily due to growth of 10.5%, or $8.6 million, in the Early Childhood segment. Overall growth in the Early Childhood segment was achieved through new product offerings, which generated $2.0 in increased revenues, new customer solicitation and improved sales and marketing strategies. Average nine month sales price per unit for the Early Childhood segment increased 6.4% from 2005, with total units sold in the segment up 4.9% from 2005.

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

Gross Profit

Gross profit was $22.0 million for the three month period ended September 30, 2006, a $2.2 million increase over the gross profit of $19.8 million for the same period in 2005. The increase in gross profit in 2006 was primarily due to an increase in gross profit of 11.9%, or $1.6 million, in the Early Childhood segment, which resulted from increased sales of proprietary products that carry higher margins, increased product sourcing in China and continued improvements in freight management. The increase in gross profit of 10.0%, or $699,000, in the Elementary School segment was achieved through increased revenues and improved margins.

Gross profit as a percentage of sales was 36.1% and 34.6% for the third quarters of 2006 and 2005, respectively. Gross profit as a percentage of sales increased from 2005 to 2006 due to improved product sourcing from China, increased sales of proprietary products with higher margins and improved freight management.

For the first nine months of 2006, gross profit was $43.7 million, a $5.8 million increase over the gross profit of $37.8 million for the same period in 2005. The increase in gross profit in 2006 was primarily due to an increase in gross profit of 15.9%, or $4.6 million, in the Early Childhood segment, which resulted from increased sales of proprietary products that carry higher margins, increased product sourcing in China and continued improvements in freight management. The increase in gross profit of 13.6%, or $1.2 million, in the Elementary School segment was achieved through increased revenues and improved margins.

Gross profit as a percentage of sales was 36.7% and 34.6% for the first nine months of 2006 and 2005, respectively. Gross profit as a percentage of sales increased from 2005 to 2006 due to improved product sourcing from China, increased sales of proprietary products with higher margins and improved freight management.

The Company accounts for shipping costs as cost of goods sold for shipments made directly from vendors to customers and also for shipments from the Company’s warehouses. The amount of shipping costs related to shipments from the Company’s warehouses billed to the customers for the three months ended September 30, 2006 and 2005 was $3.4 million and $3.1 million, respectively, or 5.5% and 5.4% as a percentage of sales, respectively. The amount of these costs for the nine months ended September 30, 2006 and 2005 was $7.1 million and $6.7 million, respectively, or 6.0% and 6.1% as a percentage of sales, respectively.

The amount of shipping costs related to shipments made directly from vendors to customers and billed to customers for the three months ended September 30, 2006 and 2005 was $2.1 million and $1.8 million, respectively, or 3.4% and 3.1% as a percentage of sales, respectively. The amount of these costs for the nine months ended September 30, 2006 and 2005 was $4.5 million and $3.7 million, respectively, or 3.7% and 3.4% as a percentage of sales, respectively.

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

Selling, general and administrative expenses increased $1.2 million, or 10.1%, to $13.1 million for the three months ended September 30, 2006, compared to $11.9 million for the same period in 2005. The increase in selling, general and administrative expenses in 2006 over 2005 was primarily attributable to the Company having incurred increased personnel related expenses and catalog related expenses. During the third quarter of 2005, the Company incurred additional expenses related to an internal investigation and the subsequent restatement of its previously issued financial statements for fiscal year 2004 and the first quarter of 2005, and the related Securities and Exchange Commission investigation. These expenses totaled $1.3 million during the third quarter of 2005, and included legal, accounting and consultancy expenses. The Company incurred only minor amounts of these expenses in the third quarter of 2006, as these matters had been substantially concluded. During the third quarter of 2006, the Company also incurred expenses relating to the proposed Merger in the amount of $1.1 million. The Company expects to incur additional expenses relating to the proposed Merger in the fourth quarter of 2006.

For the first nine months of 2006, selling, general and administrative expenses increased $4.2 million, or 14.2%, to $33.7 million, compared to $29.5 million for the same period in 2005. The increase in selling, general and administrative expenses in 2006 over 2005 was primarily attributable to the Company having incurred increased personnel related expenses and catalog related expenses. In addition, the Company incurred significant expenses related to the aforementioned internal investigation, restatements, and the related Securities and Exchange Commission investigation. During the nine-month period ended September 30, 2005, these expenses - consisting of billings from third parties and relating primarily to the restatements and the internal investigation - totaled $1.3 million. During the nine-month period ended September 30, 2006, these expenses - consisting of billings from third parties and relating primarily to the restatements and the Securities and Exchange Commission investigation - also totaled $1.3 million. During the nine months ended September 30, 2006, the Company also incurred expenses relating to the proposed Merger in the amount of $1.4 million. The Company expects to incur additional expenses relating to the proposed Merger in the fourth quarter of 2006.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $43,000 and $130,000 for each of the three and nine month periods ended September 30, 2006 and 2005, respectively.

Interest Expense

Interest expense was $60,000 and $78,000 for the three months ended September 30, 2006 and 2005, respectively, and $102,000 and $136,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in interest expense for the three and nine months ended September 30, 2006 resulted from lower borrowings in 2006, partially offset by higher interest rates.

Income Taxes

The Company recorded an income tax expense of $4.1 million and $3.3 million for the three-month periods ended September 30, 2006 and 2005, respectively. The effective tax rate for the three months ended September 30, 2006 and 2005 was 46.1% and 43.0%, respectively. For the first nine months of 2006 and 2005, the effective tax rate was 45.6% and 42.0%. The difference between the effective tax rate and the statutory rate in 2006 was primarily attributable to certain capitalized transaction costs incurred in connection with the Merger having been treated as non-deductible permanent differences for income tax purposes.

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

Liquidity and Capital Resources

The Company has available a secured credit facility with Bank of America, N.A. (the “Bank of America Facility”) for $20.0 million from April 16 to October 15 of each year and $10.0 million from October 16 to April 15 of each year, through its maturity date of October 1, 2007. As of September 30, 2006 and December 31, 2005, the Company had zero outstanding borrowings under the Bank of America Facility. Available borrowing capacity as of September 30, 2006 and December 31, 2005 was $20.0 and $10.0 million, respectively. The Company’s primary cash needs are for operations and capital expenditures. Additionally, there may be future cash needs for any potential acquisitions. The Company’s primary source of liquidity is cash flow from operations and the Bank of America Facility. As of September 30, 2006, the Company had net working capital of $37.0 million.

The Bank of America Facility also includes the availability of up to $5.0 million through a reducing revolving term loan. The Bank of America Facility, which is secured by substantially all of the Company’s assets, including receivables, inventory, equipment and intellectual property, requires adherence to certain financial covenants and limitations related to capital expenditures and acquisitions during the term of the Bank of America Facility. As of September 30, 2006, the Company was in compliance with all of the financial covenants set forth in the Bank of America Facility.

During the nine months ended September 30, 2006, the Company’s operating activities provided $653,000 of cash. The cash was provided by operations and increased balances in income taxes payable and accrued expenses, which were substantially offset by increased balances in accounts receivable and prepaid expenses. The Company used $788,000 of cash for investing activities during the first nine months of 2006, with which the Company purchased property and equipment. The Company obtained $4 million in cash through bank borrowings and subsequently repaid such bank borrowings during the nine months ended September 30, 2006. In addition, the Company received $71,000 in cash and excess tax benefits as a result of exercises of stock options.

As of September 30, 2006, the Company did not have any guarantees, including loan guarantees, standby letters of credit or indirect guarantees, except for a $50,000 stand by letter of credit with one of the Company’s insurance carriers.

The following table summarizes the Company’s contractual obligations as of September 30, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Non-cancelable operating lease obligations	7,857	2,644	4,668	545	$—

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving line of credit. Market risks relating to operations result primarily from a change in interest rates. The Company’s borrowings are primarily dependent upon LIBOR rates. As of September 30, 2006, the Company had zero in borrowings under the Bank of America Facility and available borrowing capacity of $20.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The estimated fair value of borrowings under the Bank of America Facility is expected to approximate its carrying value.

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

The Company determined that this restatement was attributable to a number of factors. The most significant factor was the Company’s failure to timely record and to accrue for certain invoices relating to inventory on hand as of year end. The Company determined, based upon the results of its internal investigation, that its accrual of accounts payable for inventory did not include certain inventory items that had been received but had not been paid for by the Company prior to the end of fiscal 2004. As a result of additional review procedures performed by the Company, the forensic accountants and its registered independent public accountants, certain other accounting errors were identified relating to 2004 which are also reflected in the restatement. Those additional errors included an understatement of costs capitalized to inventory, an understatement of the provision for sales returns, an understatement of certain selling, general and administrative expenses, an understatement of compensation expense for deferred compensation amounts relating to previously issued stock options, and an understatement of income taxes related to stock option exercises.

The restatement of previously issued financial statements is a strong indicator that one or more material weaknesses in controls over financial reporting may exist. As a result, the Company’s Chief Executive Officer and Acting Principal Financial officer has concluded that, as of September 30, 2006, the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weaknesses that were found to exist are:

•	Inadequate staffing and training in the accounting function over the Company’s processing of certain financial information.

Management identified this material weakness based on the internal investigation conducted at the direction of the Audit Committee, including review of the work product of the forensic accountants retained to assist in the investigation. The Company believes that invoices relating to inventory on hand as of December 31, 2004 were not timely processed for payment and were not adequately accrued. The internal investigation revealed that the Company set aside certain invoices pending completion of the year end audit without determining whether the invoices were properly accrued and that some of the Company’s accounting personnel were aware of this treatment of invoices, but failed to bring the matter to the attention of appropriate senior management, the Audit Committee, or the independent auditors. The Company has determined that this material weakness contributed to the failure to timely record and to properly accrue for certain invoices (relating primarily to inventory and catalog costs) as of December 31, 2004. These conditions also contributed to the other errors that were noted and corrected during the review procedures performed by the Company, the forensic accountants and the Company’s independent registered public accounting firm.

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

Evaluation of Disclosure Controls and Procedures

Certain changes in the Company’s internal control over financial reporting during the quarter and nine months ended September 30, 2006 that materially affected, or were reasonably likely to affect, the Company’s control over financial reporting are described below.

Subsequent to the discovery of the material weaknesses, the Company has taken and continues to take the following steps to remediate the material weaknesses found to exist during its evaluation of disclosure controls and procedures:

•	The first identified material weakness had already begun being remediated by the Company with its implementation of procedures in May 2005 to ensure that its accounts payable invoices are processed promptly in accordance with standard procedures when received, and that accruals are maintained and reviewed by appropriate senior accounting and financial reporting management on a monthly basis. In addition, the Company’s Chief Financial Officer resigned effective as of September 13, 2005 and the Company is in the process of identifying a new Chief Financial Officer. The Company’s former Controller had been terminated in September 2005, and a new Controller was formally appointed in November 2005. The Company has significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, implemented enhanced segregation of duties, and documented and implemented specific desk-level procedures in the accounting and financial reporting departments. The Company believes that the steps it has taken have substantially remediated this material weakness.

•	To remediate the second identified material weakness, the Company has implemented and documented rigorous and detailed procedures for the closing of each fiscal period that include specific protocols for the timely review by appropriate senior accounting and financial reporting management of all adjusting journal entries. In addition, the Company significantly increased the number and skills and training of management and staff personnel in its accounting and finance departments, including training in the Company’s whistleblower policies and procedures, and implemented enhanced segregation of duties. In addition, as noted, the Company is in the process of identifying a new Chief Financial Officer and has replaced the former Controller. Additional controls and safeguards are being evaluated. The Company believes that the steps it has taken, and plans to take by year-end, will substantially remediate this material weakness.

In addition to the remediation steps described above, the Company has:

•	Implemented new software enhancements to improve and/or integrate major systems and enhance the control environment in the areas of financial planning and analysis, internal reporting, and integration of the sales order entry and inventory subsystems with the general ledger system;

•	Initiated training and education of all relevant personnel involved in interactions with the Company’s independent registered public accounting firm designed to ensure that such personnel understand and comply with the provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder, regarding representations to the Company’s independent registered public accountants;

•	Communicated with all Company employees reaffirming the Company’s whistleblower protections; and

•	Accelerated the documentation and internal control evaluation processes contemplated by Section 404 of the Sarbanes-Oxley Act.

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

The staff in the Division of Enforcement in the San Francisco District Office of the Commission informed the Company in October 2005 that it was conducting an informal inquiry into the Company’s restatement of its financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005 and the related circumstances. The Company cooperated with the informal inquiry and voluntarily provided documents and information in response to the staff’s requests. The staff obtained a non-public formal order of investigation from the Commission in January 2006. As previously disclosed, in September 2006, the Company received written notification from the staff that the investigation had been terminated and that no enforcement action against the Company had been recommended to the Commission.

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

Risks Related to the Proposed Merger

On July 19, 2006, the Company and Thoma Cressey Equity Partners (“Thoma Cressey”) executed the Merger Agreement by which an affiliate of Thoma Cressey agreed to acquire the Company in a merger transaction valued at approximately $125 million, subject to an affirmative vote of the Company’s stockholders and other conditions. The transactions contemplated by the Merger Agreement are expected to close on or about November 29, 2006.

In connection with the proposed Merger, on October 27, 2006, the Company filed a definitive proxy statement with the SEC. The proxy statement contains important information about the Company, the proposed Merger and other related matters. The Company urges all of its stockholders to read the proxy statement. In relation to the proposed Merger, the Company is subject to certain risks including, but not limited to, those set forth below.

Failure to complete the Merger could negatively impact the Company’s stock price and its future business and financial results.

Completion of the proposed Merger is subject to the satisfaction or waiver of various conditions, including the receipt of approval from the Company’s stockholders and the absence of any order, injunction or decree preventing the completion of the proposed Merger. There is no assurance that all of the various conditions will be satisfied or waived.

If the proposed Merger is not completed for any reason, the Company will be subject to several risks, including the following:

•	being required, under certain circumstances, including if the Company signs a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $3.60 million;

•	being required, under certain circumstances, including if the Company breaches the Merger Agreement, to reimburse ELC Holdings Corporation for up to $1.40 million of its reasonable and accountable costs and expenses in connection with the Merger Agreement;

•	having incurred certain costs relating to the proposed Merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the proposed Merger and integration planning instead of on the Company’s core business and other opportunities that could have been beneficial to it.

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

If the Merger is not completed, the trading price of the Company’s common stock may decline, to the extent that the current market prices reflect a market assumption that the Merger will be completed. In addition, the Company’s businesses and operations may be harmed to the extent that customers, vendors and others believe that it cannot effectively operate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

* 2.1	Agreement and Plan of Merger, dated as of July 19, 2006, by and among ELC Holdings Corporation, ELC Acquisition Corporation and Excelligence Learning Corporation.

**31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006 (file No. 000-32613).

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006

EXCELLIGENCE LEARNING CORPORATION

By:	/s/ Ronald Elliott
Ronald Elliott
Chief Executive Officer and Acting Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)